Form 10-Q
period 2024-09-30
Toro CombineCo, Inc.
filed 2024-11-12
CIK 2018064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number: 333-280529

TORO COMBINECO, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-2218610
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

275 Grove Street Newton, Massachusetts	02466
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617)
431-9200
Former name, former address and formal fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
As of November 8, 2024 the registrant had 1,000 shares of common stock, $0.001 par value per share, outstanding.

Toro CombineCo, Inc. operated as a shell company during the period covered by this report. However, as discussed in the explanatory note hereto, Toro CombineCo, Inc.’s future periodic reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 will reflect the operations of the combination referred to in the explanatory note.

EXPLANATORY NOTE

Toro CombineCo, Inc. (“CombineCo”), a direct, wholly owned subsidiary of TechTarget, Inc. (“TechTarget”), is a Delaware corporation that was formed on January 4, 2024 by TechTarget for the purpose of engaging in the Transactions discussed herein.

On January 10, 2024, TechTarget, CombineCo, Toro Acquisition Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of CombineCo (“Merger Sub”), Informa PLC, a public limited company organized under the laws of England and Wales (“Informa”), Informa US Holdings Limited, a private company organized under the laws of England and Wales and an indirect, wholly owned subsidiary of Informa (“Informa HoldCo”), and Informa Intrepid Holdings Inc., a Delaware corporation and a direct, wholly owned subsidiary of Informa HoldCo (“Informa Intrepid”), entered into an Agreement and Plan of Merger (as it may be amended, modified or supplemented from time to time, the “Transaction Agreement”) to combine the digital businesses of Informa’s Informa Tech division (collectively, the “Informa Tech Digital Businesses”) and TechTarget under a new publicly traded company (collectively, the “Transactions”).

A special meeting of TechTarget stockholders will be held on November 26, 2024, Eastern time, at the offices of Wilmer Cutler Pickering Hale and Dorr LLP, 60 State Street, Boston, Massachusetts 02109, for the following purposes:

1.	To adopt the Transaction Agreement.

2.	To approve, on a non-binding, advisory basis, the compensation that will or may become payable to TechTarget’s named executive officers in connection with the Transactions, including the Merger.

3.	To approve and adopt the proposed TechTarget, Inc. 2024 Incentive Plan.

4.	To approve and adopt the proposed TechTarget, Inc. 2024 Employee Stock Purchase Plan.

5.

To adjourn TechTarget’s special meeting if TechTarget determines it is necessary to permit further solicitation of proxies in the event there are not sufficient votes at the time of the special meeting to adopt the Transaction Agreement (such meeting, including any adjournment or postponement thereof, the “special meeting”).

If the Transactions are consummated, CombineCo will change its registered name with the Secretary of State of the State of Delaware to “TechTarget, Inc.” (which we refer to the renamed, post-closing CombineCo as “NewCo”). TechTarget will change its registered name with the Secretary of State of the State of Delaware to “TechTarget Holdings Inc.” and the TechTarget common stock, par value $0.001 per share (“TechTarget common stock”), will be delisted from The Nasdaq Global Market (“Nasdaq”) and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and cease to be publicly traded.

Immediately following the closing of the Transactions (the “Closing”), NewCo will own the assets of TechTarget and the Informa Tech Digital Businesses. In connection with the Closing, (i) Informa HoldCo will contribute to CombineCo all of the issued and outstanding shares of capital stock of Informa Intrepid and $350 million in cash, in exchange for NewCo common stock common stock, par value $0.001 per share (“NewCo common stock”), (ii) Merger Sub will merge with and into TechTarget, with TechTarget surviving the merger and becoming a direct wholly owned subsidiary of NewCo (the “Merger”) and (iii) as a result of the Merger, each issued and outstanding share of TechTarget common stock will be converted (subject to certain exceptions) into the right to receive one share of NewCo common stock and a pro rata share of an amount in cash equal to $350 million. Informa HoldCo will own 57% of the outstanding shares of NewCo common stock (on a fully diluted basis, but without taking into account shares which may be issued upon the conversion (if any) of the TechTarget convertible notes or shares reserved for future grants pursuant to certain NewCo equity incentive plans) and former TechTarget stockholders will own the remaining outstanding shares of NewCo common stock.

We intend to list the NewCo common stock on Nasdaq or such other U.S. national securities exchange as mutually agreed in writing by the parties to the Transaction Agreement (such national securities exchange, the “Exchange”), under TechTarget’s current stock ticker symbol “TTGT.”

This Form 10-Q is reporting the shell company results for CombineCo for the three and nine months ended September 30, 2024. Since the date of its incorporation, CombineCo has not engaged in any activities other than as contemplated by the Transaction Agreement and other related agreements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Toro CombineCo, Inc.
Condensed Consolidated Balance She
ets

	September 30,	January 4,
	2024	2024
	(Unaudited)	(Unaudited)
ASSETS
Total assets	$—	$—

LIABILITIES AND EQUITY
Total liabilities	—	—

Equity
Common stock, $0.001 par value; 1,000 authorized, issued and outstanding	1	1
Stockholder receivable	(1)	(1)
Additional paid-in-capital	—	—

Total equity	—	—

Total liabilities and equity	$—	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Toro CombineCo, Inc.
Condensed
Consolidated
Statements
of
Operations
and
Comprehensive
Income (Loss)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—

Gross profit	—	—
Operating expenses	—	—
Earnings from operations	—	—

Other expenses, net	—	—

Earning before income taxes	—	—
Provision for income taxes	—	—

Net income (loss)	$—	$—

Other comprehensive income (loss), net of tax	—	—

Comprehensive income (loss)	$—	$—

Net earnings per share, basic and diluted	$—	$—
Weighted average common shares outstanding, basic and diluted	1,000	1,000
See accompanying Notes to Condensed Consolidated Financial Statements.

Toro CombineCo, Inc.
Condensed Consolidated Statements of Equi
ty

	Three months ended September 30,	Nine Months ended September 30,
	2024	2024
	(Unaudited)	(Unaudited)

Common stock
Beginning balance	$1	$—
Shares issued	—	1

Ending balance	1	1

Shareholders receivable
Beginning balance	$(1)	$—
Activity	—	$(1)

Ending balance	(1)	(1)

Additional paid-in capital	—	—

Total equity	$—	$—

See accompanying Notes to Condensed
Consolidated
Financial Statements.

Toro CombineCo, Inc.
Condensed Consolidated
Statements
of Cash Flows

Nine Months Ended September 30,
2024
Operating Activities:
Net cash provided by operating activities	$—

Investing Activities:
Net cash provided by (used in) investing activities	—

Financing Activities:
Net cash provided by (used in) financing activities	—

Effect of exchange rate changes on cash and cash equivalents	—

Increase (Decrease) in cash and cash equivalents	—
Beginning cash and equivalents	—

Ending cash and equivalents	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Toro CombineCo, Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)
1. Organization and Operations
Toro CombineCo, Inc. (“CombineCo”), a direct, wholly owned subsidiary of TechTarget, Inc. (“TechTarget”), is a Delaware corporation that was formed on January 4, 2024 by TechTarget for the purpose of engaging in the Transactions discussed herein.
On January 10, 2024, TechTarget, CombineCo, Toro Acquisition Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of CombineCo (“Merger Sub”), Informa PLC, a public limited company organized under the laws of England and Wales (“Informa”), Informa US Holdings Limited, a private company organized under the laws of England and Wales and an indirect, wholly owned subsidiary of Informa (“Informa HoldCo”), and Informa Intrepid Holdings Inc., a Delaware corporation and a direct, wholly owned subsidiary of Informa HoldCo (“Informa Intrepid”), entered into an Agreement and Plan of Merger (as it may be amended, modified or supplemented from time to time, the “Transaction Agreement”) to combine the digital businesses of Informa’s Informa Tech division (collectively, the “Informa Tech Digital Businesses”) and TechTarget under a new publicly traded company (collectively, the “Transactions”).
A special meeting of TechTarget stockholders will be held on November 26, 2024 at 10:00 a.m., Eastern time, at the offices of Wilmer Cutler Pickering Hale and Dorr LLP, 60 State Street, Boston, Massachusetts 02109, for the following purposes:

1.	To adopt the Transaction Agreement.

2.	To approve, on a non-binding, advisory basis, the compensation that will or may become payable to TechTarget’s named executive officers in connection with the Transactions, including the Merger.

3.	To approve and adopt the proposed TechTarget, Inc. 2024 Incentive Plan.

4.	To approve and adopt the proposed TechTarget, Inc. 2024 Employee Stock Purchase Plan.

5.
To adjourn TechTarget’s special meeting if TechTarget determines it is necessary to permit further solicitation of proxies in the event there are not sufficient votes at the time of the special meeting to adopt the Transaction Agreement (such meeting, including any adjournment or postponement thereof, the “special meeting”).

If the Transactions are consummated, CombineCo will change its registered name with the Secretary of State of the State of Delaware to “TechTarget, Inc.” (which we refer to the renamed, post-closing CombineCo as “NewCo”). TechTarget will change its registered name with the Secretary of State of the State of Delaware to “TechTarget Holdings Inc.” and the TechTarget common stock will be delisted from The Nasdaq Global Market (“Nasdaq”) and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and cease to be publicly traded.
Immediately following the closing of the Transactions (the “Closing”), NewCo will own the assets of TechTarget and the Informa Tech Digital Businesses. In connection with the Closing, (i) Informa HoldCo will contribute to CombineCo all of the issued and outstanding shares of capital stock of Informa Intrepid and $350 million in cash, in exchange for NewCo common stock common stock, par value $0.001 per share (“NewCo common stock”), (ii) Merger Sub will merge with and into TechTarget, with TechTarget surviving the merger and becoming a direct wholly owned subsidiary of NewCo (the “Merger”) and (iii) as a result of the Merger, each issued and outstanding share of TechTarget common stock will be converted (subject to certain exceptions) into the right to receive one share of NewCo common stock and a pro rata share of an amount in cash equal to $350 million. Informa HoldCo will own 57% of the outstanding shares of NewCo common stock (on a fully diluted basis, but without taking into account shares which may be issued upon the conversion (if any) of the TechTarget convertible notes or shares reserved for future grants pursuant to certain NewCo equity incentive plans) and former TechTarget stockholders will own the remaining outstanding shares of NewCo common stock.
NewCo intends to list the NewCo common stock on Nasdaq or such other U.S. national securities exchange as mutually agreed in writing by the parties to the Transaction Agreement, under TechTarget’s current stock ticker symbol “TTGT.”

2. The Companies to the Transactions
CombineCo / NewCo
CombineCo is a Delaware corporation that was formed by TechTarget for the purpose of engaging in the Transactions. Since the date of its incorporation, CombineCo has not engaged in any activities other than as contemplated by the Transaction Agreement. At the completion of the Transactions, CombineCo will be renamed TechTarget, Inc. After the completion of the Transactions, NewCo will be a holding company whose principal assets will be (i) the company that today is TechTarget and (ii) the Informa Tech Digital Businesses. Immediately after the completion of the Transactions, NewCo’s equity capital will consist solely of the NewCo common stock issued pursuant to the Transactions.
TechTarget
TechTarget is a global data, software and analytics leader for purchase intent-driven marketing and sales data which delivers business impact for B2B companies. Its solutions are designed to enable B2B technology companies to identify, reach, and influence key enterprise technology decision makers faster and with higher efficacy. It offers products and services intended to improve IT vendors’ abilities to impact highly targeted audiences for business growth using advanced targeting, first-party analytics and data services complemented with customized marketing programs that integrate content creation, demand generation, brand marketing, and other advertising techniques.
Merger Sub
Toro Acquisition Sub, LLC has been formed solely for the purpose of engaging in the Transactions. Since the date of its formation, Merger Sub has not engaged in any activities other than as contemplated by the Transaction Agreement. Merger Sub is, and until the Closing will be, a Delaware limited liability company that is wholly and directly owned by CombineCo. At the Closing, Merger Sub will be merged with and into TechTarget and the separate legal existence of Merger Sub will end.
Informa
Informa PLC is a leading international B2B events, B2B digital services and academic markets group. It owns and operates a range of specialist brands that deliver unique connections, specialist data, information and intelligence to B2B companies, professionals, educational institutions, research funders and academics worldwide. Informa’s live and on-demand
events bring together buyers, sellers and decision makers in one place and at one time to meet, discover and showcase products, trade and grow. Examples of such events include WasteExpo, BlackHat, Retail Asia Conference & Expo and CPHI North America. In B2B Markets, Informa has built a leading global platform for live and on-demand
B2B events, connecting buyers and sellers across a range of specialist markets in person and online. Through specialist technology research, specialist media brands and first party B2B data, it also provides digital B2B solutions to enterprise technology vendors by delivering targeted audiences, highly qualified leads, demand generation and buyer intent that help identify, reach and influence key technology decision makers. Informa’s Academic Markets business, Taylor & Francis, is one of the world’s leading publishers of advanced, emerging and applied academic research and knowledge. Taylor & Francis works with leading experts and knowledge makers across a range of specialist subject categories spanning science, technology, medicine, humanities and social sciences, ensuring high quality research has an impact by being discovered by the right audience and contributing to human progress. Informa is listed on the London Stock Exchange and is a member of the FTSE 100 index. It operates in around 30 countries, with particular strengths in North America, IMEA (India, Middle East and Africa) and Asia.
Over the last three years, Informa has invested in building a centralized customer data platform, known as IIRIS. This proprietary platform collates, standardizes, enriches, segments and analyses first party B2B data gathered from across Informa’s B2B portfolio of B2B brands, including through live and on-demand
events, specialist research and our media brands. This includes both firmographic data from registrations and subscriptions and behavioral data from observing online interactions and engagement with our content. In total, Informa’s permissioned first party data audience is currently approximately 20 million.
Informa HoldCo
Informa US Holdings Limited is a wholly owned subsidiary of Informa that, as of immediately prior to the Closing, will hold all of the equity interests of Informa Intrepid.

Informa Intrepid and the Informa Tech Digital Businesses
Informa Intrepid Holdings Inc. is a wholly owned subsidiary of Informa HoldCo that, as of immediately prior to the Closing, will hold directly or indirectly the Informa Tech Digital Businesses.
The Informa Tech Digital Businesses help technology companies accelerate growth through first party B2B data, market insight and market access. Over the last five years, the Informa Tech Digital Businesses have built a strong position in B2B data, market insight and market access, expanding international reach and building a broader set of solutions and capabilities to serve both the buy-side
and sell-side of the technology market. This portfolio of products helps both buyers of B2B technology with knowledge and intelligence, supporting them through different stages of the buyer journey, and sellers of B2B technology in identifying relevant buyers for their products, who are in-market
and with the greatest purchasing intent.
At the heart of the Informa Tech Digital Businesses’ growth is a portfolio of specialist brands delivering highly relevant and engaging business content to B2B audiences. Omdia, Industry Dive, NetLine, Canalys and Wards are the foundation of the Informa Tech Digital Businesses, alongside their portfolio of specialist digital media brands. These products inform, educate and influence tech buyers, creating engaged, specialist audiences and delivering approximately
5
 million permissioned first party data records. Targeted access to these specialist audiences is provided through a growing range of data-driven digital products and services that are designed to deliver highly qualified leads, demand generation and buyer intent to technology vendors, connecting them with the right buyers at the right time to maximize ROI and accelerate growth. In addition, through its specialist tech research business, the Informa Tech Digital Businesses employ more than
300
expert analysts to create data-driven intelligence products and advisory services for product managers, corporate strategists and the
C-suite,
challenging market strategies, sharpening product roadmaps and accelerating time to market and revenue.
3. Related Party Transactions
As of September 30, 2024 and January 4, 2024, a stockholder receivable of $1 was due from TechTarget.
4. Commitments and Contingencies
Following the announcement of the execution of the Merger Agreement, two lawsuits have been filed in the Supreme Court of the State of New York by purported stockholders of the Company, each naming the Company and the members of its board of directors as defendants (the “Complaints”). The first action is captioned Catherine Coffman v. TechTarget, Inc. et al., 655891/2024, and was filed on November 7, 2024. The second action is captioned Susan Finger v. TechTarget, Inc. et al., 655885/2024, and was also filed on November 7, 2024. The Complaints claim that the Definitive Proxy Statement is materially incomplete and misleading in violation of New York common law. In particular, the Complaints generally allege that the Definitive Proxy Statement contains materially misleading and incomplete information concerning, among other things: (i) the Company’s, Informa Tech’s, and the pro forma company’s financial projections; (ii) the data and inputs underlying the financial analyses of the Company’s financial advisor, J.P. Morgan Securities LLC (“J.P. Morgan”); and (iii) potential conflicts of interest between Company insiders and BrightTower Securities, LLC (“BrightTower”). The Complaints also seek to enjoin the transaction, rescind the transaction should it be consummated or an award of damages if the transaction is consummated, and an award of fees and expenses.
The Company has also received correspondence from law firms claiming to represent purported stockholders, who have threatened litigation and/or made other demands relating to the Merger, including that additional disclosures be provided (the “Litigation Matters”). The Company cannot predict whether any of such demands or threats will result in litigation, whether additional demands or litigation may materialize, or the outcome of any such litigation relating to the Merger. If additional similar complaints are filed or additional demands are received, absent new or materially different allegations, the Company will not necessarily disclose them.
The Company and other named defendants in the Complaints deny that they have violated any laws or breached any duties to the Company’s stockholders, and the Company denies all allegations in the Litigation Matters. The Company believes that no supplemental disclosure to the Definitive Proxy Statement was or is required under any applicable law, rule or regulation. However, solely to eliminate the burden and expense of litigation, to moot the plaintiff’s disclosure claims, and to avoid potential delay or disruption to the Merger, the Company has determined to voluntarily supplement the Definitive Proxy Statement. The Company believes that the disclosures set forth in the Definitive Proxy Statement comply fully with applicable law, and nothing shall otherwise be deemed an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth herein.
5. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (Generally Accepted Accounting Principles or “U.S. GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form
10-Q
and Rule
10-01
of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal, recurring nature and have been
reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year.
Events subsequent to September 30, 2024, including any completion of the Transactions, are not reflected in the condensed consolidated financial statements included in this Quarterly Report on Form
10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

We are a Delaware corporation and wholly owned subsidiary of TechTarget, Inc. (“TechTarget”) formed for the purpose of engaging in the Transactions. Since the date of our incorporation, we have not engaged in any activities other than as contemplated by the Transaction Agreement and other related agreements. We did not conduct any operations, had no significant assets or liabilities and did not conduct any activities other than those incidental to our formation and the matters contemplated by the Transaction Agreement for the three and nine months ended September 30, 2024.

Additional information about us is included in the documents incorporated by reference into this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. All statements, other than historical facts, are forward-looking statements, including: statements regarding the expected timing and structure of the proposed transaction; the ability of the parties to complete the Transactions considering the various closing conditions; the expected benefits of the Transactions, such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; the competitive ability and position of our business following completion of the Transactions; legal, economic, and regulatory conditions; and any assumptions underlying any of the foregoing. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “plan,” “could,” “would,” “project,” “predict,” “continue,” “target,” or the negatives of these words or other similar terms or expressions that concern TechTarget’s or our expectations, strategy, priorities, plans, or intentions. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. We can give no assurance that such plans, estimates, or expectations will be achieved, and therefore, actual results may differ materially from any plans, estimates, or expectations in such forward-looking statements.

Important factors that could cause actual results to differ materially from such plans, estimates, or expectations include, among others: that one or more closing conditions to the Transactions, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay, or refuse to grant approval for the consummation of the Transactions, may require conditions, limitations, or restrictions in connection with such approvals or that the required approval by the shareholders of TechTarget may not be obtained; the risk that the Transactions may not be completed in the time frame expected by us, TechTarget or Informa, or at all; unexpected costs, charges, or expenses resulting from the Transactions; uncertainty of our expected financial performance following completion of the Transactions; failure to realize the anticipated benefits of the Transactions, including as a result of delay in completing the Transactions or integrating the relevant portion of Informa tech digital businesses with the business of TechTarget; our ability to implement its business strategy; difficulties and delays in achieving revenue and cost synergies; the occurrence of any event that could give rise to termination of the Transactions; potential litigation in connection with the Transactions or other settlements or investigations that may affect the timing or occurrence of the Transactions or result in significant costs of defense, indemnification, and liability; evolving legal, regulatory, and tax regimes; changes in economic, financial, political, and regulatory conditions, in the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics, geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade, and policy changes associated with the current or subsequent U.S. administration; risks related to disruption of management time from ongoing business operations due to the Transactions; certain restrictions during the pendency of the Transactions that may impact TechTarget’s ability to pursue certain business opportunities or strategic transactions; our, TechTarget’s and Informa’s ability to meet expectations regarding the accounting and tax treatments of the Transactions; the risk that any announcements relating to the Transactions could have adverse effects on the market price of TechTarget’s common stock; the risk that the Transactions and its announcement could have an adverse effect on the ability of TechTarget to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders, strategic partners and other business relationships and on its operating results and business generally; market acceptance of TechTarget’s and the relevant portion of Informa Tech digital businesses’ products and services; the impact of pandemics and future health epidemics and any related economic downturns, on TechTarget’s business and the markets in which it and its customers operate; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy and artificial intelligence laws, rules, and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including instability in the regional banking sector, disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, rising inflation and interest rate fluctuations on TechTarget’s and the relevant portion of Informa Tech digital businesses’ results and other matters included in TechTarget’s filings with the SEC, including in Item 1A of its Annual

Report on Form 10-K for the year ended December 31, 2023. These risks, as well as other risks associated with the Transactions, are more fully discussed the definitive Proxy Statement/Prospectus filed on October 25, 2024 and may be contained in other relevant materials that are filed or will be filed with the SEC (when they become available). While the list of factors presented here and in the definitive Proxy Statement/Prospectus are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. We caution you not to place undue reliance on any of these forward-looking statements as they are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of new markets or market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this communication.

Any forward-looking statements speak only as of the date of this communication. We do not undertake any obligation to update any forward-looking statements, whether as a result of new information or developments, future events, or otherwise, except as required by law. Neither future distribution of this communication nor the continued availability of this communication in archive form on TechTarget’s website at investor.techtarget.com or Informa’s website at www.informa.com/investors should be deemed to constitute an update or re-affirmation of these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Following the announcement of the execution of the Merger Agreement, two lawsuits have been filed in the Supreme Court of the State of New York by purported stockholders of the Company, each naming the Company and the members of its board of directors as defendants (the “
Complaints
”). The first action is captioned
Catherine Coffman v. TechTarget, Inc. et al.
, 655891/2024, and was filed on November 7, 2024. The second action is captioned
Susan Finger v. TechTarget, Inc. et al.
, 655885/2024, and was also filed on November 7, 2024. The Complaints claim that the Definitive Proxy Statement is materially incomplete and misleading in violation of New York common law. In particular, the Complaints generally allege that the Definitive Proxy Statement contains materially misleading and incomplete information concerning, among other things: (i) the Company’s, Informa Tech’s, and the pro forma company’s financial projections; (ii) the data and inputs underlying the financial analyses of the Company’s financial advisor, J.P. Morgan Securities LLC (“
J.P. Morgan
”); and (iii) potential conflicts of interest between Company insiders and BrightTower Securities, LLC (“
BrightTower
”). The Complaints also seek to enjoin the transaction, rescind the transaction should it be consummated or an award of damages if the transaction is consummated, and an award of fees and expenses.
The Company has also received correspondence from law firms claiming to represent purported stockholders, who have threatened litigation and/or made other demands relating to the Merger, including that additional disclosures be provided (the “
Litigation Matters
”). The Company cannot predict whether any of such demands or threats will result in litigation, whether additional demands or litigation may materialize, or the outcome of any such litigation relating to the Merger. If additional similar complaints are filed or additional demands are received, absent new or materially different allegations, the Company will not necessarily disclose them.
The Company and other named defendants in the Complaints deny that they have violated any laws or breached any duties to the Company’s stockholders, and the Company denies all allegations in the Litigation Matters. The Company believes that no supplemental disclosure to the Definitive Proxy Statement was or is required under any applicable law, rule or regulation. However, solely to eliminate the burden and expense of litigation, to moot the plaintiff’s disclosure claims, and to avoid potential delay or disruption to the Merger, the Company has determined to voluntarily supplement the Definitive Proxy Statement. The Company believes that the disclosures set forth in the Definitive Proxy Statement comply fully with applicable law, and nothing shall otherwise be deemed an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth herein.

Item 1A.	Risk Factors
We are subject to those risk factors set forth under the caption “Risk Factors” in the Prospectus that is part of the Registration Statement on Form
S-4
(File
No. 333-280529),
as amended, filed with the SEC by us and declared effective on October 25, 2024, which in compliance with to Exchange Act Rule
12b-23
are incorporated by reference herein.

Item 5.	Other Information
Trading Plans
There were no Rule
10b5-1
plans or
non-Rule
10b5-1
trading arrangements (as defined in Item 408(c) of Regulation
S-K)
adopted, modified, or terminated by any directors or officers (as defined in Rule
16a-1(f))
of CombineCo during the quarterly period covered by this report.

Item 6.	Exhibits

(a)	Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description of Exhibit

31.1*	Certification of Michael Cotoia, Chief Executive Officer of Toro CombineCo, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Daniel Noreck, Chief Financial Officer and Treasurer of Toro CombineCo, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Michael Cotoia, Chief Executive Officer of Toro CombineCo, Inc. and Daniel Noreck, Chief Financial Officer and Treasurer of Toro CombineCo, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document The instance document does not appear in the Interactive Data File its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XRBL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORO COMBINECO, INC.
(Registrant)

Date: November 12, 2024	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer, Treasurer and Director
(Principal Accounting and Financial Officer)