Form 10-K
period 2024-12-31
TechTarget, Inc.
filed 2025-05-28
CIK 2018064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 001-42428

TECHTARGET, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-2218610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Grove Street

Newton, Massachusetts 02466

(Address of principal executive offices) (zip code)

(617) 431-9200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TTGT	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2024, the last business day of its most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock, par value $0.001, began trading on the Nasdaq Global Select Market on December 3, 2024.

As of May 23, 2025, there were 71,489,000 shares of the Registrant’s common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. All statements, other than historical facts, are forward-looking statements, including: statements regarding the expected benefits of the Transactions (as defined in Item 1. Business) such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; our expectations surrounding the Transactions and our ability to grow our business and bolster our financial position; our expected contractual obligations and capital expenditures; our future results of operations and financial position; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; our competitive market position within our industry; and timing of our remediation of the material weaknesses in our internal control over financial reporting. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “plan,” “could,” “would,” “project,” “predict,” “continue,” “target,” or the negatives of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.

We can give no assurance that such plans, estimates, or expectations will be achieved, and therefore, actual results may differ materially from any plans, estimates, or expectations in such forward-looking statements. Important factors that could cause actual results to differ materially from such plans, estimates, or expectations include, among others: unexpected costs, charges, or expenses resulting from the Transactions; uncertainty regarding our expected financial performance; failure to realize the anticipated benefits of the Transactions, including as a result of integrating our legacy Informa Tech Digital Businesses with our legacy TechTarget business; our ability to implement our business strategy; difficulties and delays in achieving revenue and cost synergies; evolving legal, regulatory, and tax regimes; changes in economic, financial, political, and regulatory conditions in the United States and elsewhere, and other factors that contribute to uncertainty and volatility; natural and man-made disasters, civil unrest, pandemics, geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade, and policy changes associated with the current or subsequent U.S. administrations; our ability to meet expectations regarding the accounting and tax treatments of the Transactions; market acceptance of our products and services; the impact of pandemics and future health epidemics and any related economic downturns on us and the markets in which we and our customers operate; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology (“IT”) industries; data privacy and artificial intelligence laws, rules, and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including instability in the regional banking sector, disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, tariffs and trade disputes, rising inflation and interest rate fluctuations on our operating results; and other matters included in our filings with the Securities and Exchange Commission, and those detailed under Part I, Item 1A, “Risk Factors” of this Annual Report.

The summary of risks and uncertainties, as well as the other risks described elsewhere in this Annual Report, should not be considered to be a complete statement of all potential risks and uncertainties. Other factors may affect the accuracy and reliability of forward-looking statements. We caution you not to place undue reliance on any of these forward-looking statements as they are not guarantees of future performance or outcomes. Actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report.

Any forward-looking statements speak only as of the date of this Annual Report. Neither we, nor our affiliates, advisors or representatives, undertake any obligation to update any forward-looking statements, whether as a result of new information or developments, future events, or otherwise, except as required by applicable law.

Risk Factor Summary

The following is a summary of the risks and uncertainties that could have a material adverse impact on our business, financial position, results of operations or cash flows. You should read this summary in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K.

Risks related to the Transaction

•
The integration of our legacy TechTarget business and the legacy business of Informa PLC’s (“Informa”) Informa Tech division (“Informa Tech Digital Businesses”) presents challenges that may prevent us from realizing all the anticipated benefits of the transactions.
•
Informa could engage in business and other activities that compete with us.
•
Failure to successfully implement and operate under the Data Sharing Agreement between us and Informa could impact the potential benefits of the Transactions.
•
The corporate opportunity provisions in our Amended and Restated Certificate of Incorporation and the Stockholders Agreement may enable Informa to benefit from corporate opportunities that might otherwise be available to us.

Risks related to our Business

•
Because we will depend on our ability to generate revenues from the sale and support of purchase intent driven advertising campaigns, material reductions in advertising spending will likely have an adverse effect on our revenues and operating results.
•
General domestic and global economic, business or industry conditions, financial market instability, and geopolitical changes have in the past and are expected to continue to adversely affect our business.
•
The areas in which we compete are rapidly evolving, which makes it difficult to forecast demand for our products and services.
•
Because most of our customers are in the enterprise technology industry, our revenues are subject to characteristics of the enterprise technology industry that can affect advertising spending by B2B technology companies.
•
Our future growth depends in large part on continued increases in sales of data-driven products and services.
•
The majority of our revenues are primarily derived from short-term contracts that may not be renewed.
•
Because we recognize subscription revenue over the subscription term, downturns or upturns in new sales, renewals and upgrades will not be immediately reflected within our results of operations.
•
If we are unable to deliver content and services that attract and retain a critical mass of members and users, our ability to attract customers may be affected, which could in turn have an adverse effect on our revenues.
•
We depend on internet search engines to attract a significant portion of visitors to our websites. If our websites were to become listed less prominently in search results due to changes in the search engines’ algorithms or otherwise, our business and operating results could be materially harmed.
•
There are a number of risks associated with our international operations.
•
Competition for customers’ marketing and advertising spending is intense, and we may not compete successfully, which could result in a material reduction in our market share, the number of our customers and our revenues.
•
We rely on key counterparties to support our business and help deliver certain of our products.
•
We may not innovate at a successful pace, which could harm our operating results.
•
We may be unable to continue to build awareness of our brands, which could negatively impact our business.
•
If we do not retain our key personnel, our ability to execute our business strategy will be adversely affected.
•
We may not be able to attract, hire and retain qualified personnel cost-effectively, which could impact the quality of our content and services and the effectiveness and efficiency of our management.
•
We may fail to identify or successfully acquire and integrate businesses, products and technologies.

Risks Related Privacy, Technology and Security

•
We may have limited protection of our intellectual property rights which others could infringe.
•
Claims from third parties based on the content created by us and third parties on our websites could result in costly litigation, payment of damages or the need to revise the way we conduct our business.
•
Changes in laws and standards relating to marketing, data collection and use, and the privacy of internet users could impact our ability to conduct our business.
•
The loss of personal, confidential, and/or proprietary information due to our cybersecurity systems or the systems of our customers, vendors, or partners being breached could cause us to incur significant legal and financial exposure and liability, and materially adversely affect our business, operating results and reputation.
•
Our business, which is dependent on centrally located communications, computer hardware systems and cloud-based infrastructure providers, is vulnerable to natural disasters, telecommunication and systems failures, terrorism and other problems.
•
Our business depends on continued and unimpeded access to the internet by us and our members and users. If government regulations relating to the internet change, internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of customers.
•
We may face risks associated with our use of certain AI, machine learning, and large language models.

Risks related to Financial and Accounting Matters

•
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial position or results of operations.
•
Our ability to raise capital in the future may be limited.
•
Impairment charges have in the past and may in the future adversely affect our operating results and can result in declines in our stock price.
•
Our significant indebtedness could adversely affect our financial condition.
•
Taxing authorities may successfully assert that the Company should have collected, or in the future we should collect, sales and use, value added, or similar taxes.
•
Changes in applicable tax laws could result in adverse tax consequences to us.

Risks Related to the Ownership of Our Common Stock

•
We are controlled by Informa. The interests of Informa may differ from the interests of our other stockholders.
•
Certain of our directors will have to navigate potential conflicts of interest arising from their relationship with Informa. Such relationships may result in such directors having interests that may be different from or in addition to the interests of our stockholders generally for certain decisions.
•
Our Chief Executive Officer provides services to the Company through a secondment agreement rather than being directly employed by us.
•
Informa is prohibited, subject to certain exceptions, from transferring shares of our common stock or acquiring more shares of our common stock until the second anniversary of the closing, after which, subject to restrictions, it will be permitted to transfer its shares of our common stock and acquire more shares of our common stock.
•
Informa has the right to purchase additional securities from us, which could have a negative impact on our stock price.
•
The benefits and synergies attributable to the combination of the businesses may vary from expectations, which may negatively affect the market price of shares of our common stock.

PART I

Item 1. Business

TechTarget, Inc. (“Informa TechTarget”, the “Company”, “we”, “us” or “our”) is a leading business-to-business (“B2B”) growth accelerator, informing and influencing technology buyers and sellers globally. We were formed through the combination of the businesses of TechTarget Holdings Inc. (former TechTarget, Inc.) (“Former TechTarget”) and the digital businesses of Informa PLC’s Informa Tech division (the “Informa Tech Digital Businesses”), which occurred on December 2, 2024 (the “Closing Date”) when we completed the Transactions contemplated by the Agreement and Plan of Merger, dated as of January 10, 2024 (the “Transaction Agreement”), by and among us, Former TechTarget, Toro Acquisition Sub, LLC (“Merger Sub”), Informa PLC (“Informa”), Informa US Holdings Limited (“Informa HoldCo”) and Informa Intrepid Holdings Inc. (“Informa Intrepid”).

Pursuant to the Transaction Agreement, among other things, the following occurred:

•
The Informa Tech Digital Businesses Reorganization. Prior to the closing of the Transactions (the “Closing”), Informa undertook certain restructuring transactions to separate the Informa Tech Digital Businesses from Informa’s other business activities (the “Informa Tech Digital Businesses Separation”). Following the Informa Tech Digital Businesses Separation, all Informa Tech Digital Businesses were held directly or indirectly by Informa Intrepid.
•
The Contribution. At the Closing, in exchange for an aggregate of 41,651,366 shares of our common stock, par value $0.001 per share (“common stock”), Informa HoldCo contributed (i) all of the issued and outstanding shares of capital stock of Informa Intrepid and (ii) $350.0 million in cash (collectively, the “Contribution”) to us.
•
The Merger. At the Closing, Merger Sub merged with and into Former TechTarget, with Former TechTarget as the surviving corporation (the “Merger” and, collectively, with the Informa Tech Digital Businesses Separation, the Contribution and the other transactions contemplated by the Transaction Agreement, the “Transactions”). As a result of the Merger, each issued and outstanding share of Former TechTarget common stock, par value $0.001 per share (“Former TechTarget common stock”), as of immediately prior to the effective time of the Merger (other than Toro Excluded Stock (as defined in the Transaction Agreement), which were cancelled without consideration, and Toro Dissenting Shares (as defined in the Transaction Agreement)) were converted into the right to receive (i) one share of our common stock and (ii) a pro rata share of an amount in cash equal to $350 million, which per share cash consideration amount was equal to $11.6955 per share of Former TechTarget common stock (the “Merger Consideration”). At the Closing, Former TechTarget changed its name from “TechTarget, Inc.” to “TechTarget Holdings Inc.,” and we changed our name from “Toro CombineCo, Inc.” to “TechTarget, Inc.”

Informa TechTarget

Today, we sit at the intersection of tech and B2B marketing in an area estimated to be worth $20 billion annually with approximately 45,000 potential customers. We compete in the Intelligence and Advisory, Brand and Content, and Demand and Intent markets.

We have powerful scale in permissioned B2B first-party data and a unique end-to-end portfolio of data-driven solutions that services the full B2B product lifecycle, from R&D to return on investment ("ROI"): from strategy, messaging and content development to in-market activation via brand, demand generation, purchase intent data and sales enablement. We leverage both inbound and outbound audience development strategies through our search engine optimization techniques and our ability to create relevant content to attract audiences that are of interest to our customers.

For technology buyers and business professionals, which we refer to as audiences, our strategy calls for us to deliver trusted, independent research, primary data, analysis and high-quality editorial content that uniquely informs and has the potential to influence technology buyers. We believe we are well positioned to deliver on this strategy. As of December 31, 2024, we employed over 2,100 industry and market experts across more than 220 B2B brands, positioning us at the heart of a permissioned audience of more than 53 million technology and business professionals.

For technology sellers, which we refer to as clients, our strategy is to offer expert-led, data-driven, digitally enabled products that help those clients to identify and influence technology buyers through the full product journey, and based on this value proposition, for us to be a strategic partner to many of the technology industry’s largest and most successful, fastest and most innovative disruptors, shortening those clients’ time to market and, critically, to revenue. We have the ambition to become a leading B2B growth accelerator.

We focus on four core growth drivers when executing on these strategies:

1.
Enterprise IT market acceleration: The enterprise IT market is forecast to grow at a 6% compounded annual growth rate over the next five years, driven by easing inflation, improving gross domestic product trends and accelerated growth in research and development investment and innovation, underpinned by the rapid expansion of artificial intelligence applications.
2.
International expansion: We estimate that technology sellers based outside the United States represent approximately 40% of the global market opportunity for the products we offer. We believe we are well positioned to exploit that market opportunity and intend to do so. Through our Specialist Tech Research business and a portfolio of localized specialist content websites, we have a significant presence in the United Kingdom, India, Spain, France, China, Australia, Singapore, Japan and other countries.
3.
Growth in Industry Technology Markets: We plan to expand our product set into adjacent, tech-driven growth markets, including for example AutoTech, GameTech, HealthTech and FinTech, by leveraging our data sharing agreement (the “Data Sharing Agreement”) with Informa, to extensive B2B datasets covering these growth markets.
4.
New product and platform development: We intend to exploit our newly expanded scale, reach and talent to accelerate platform enhancements and new product launches to deliver richer data-driven insights and deeper market access. The new products we intend to develop include audience focused services, such as new content websites, newsletters, and research, which are designed to expand and enrich B2B audiences, and go-to-market products and services intended to accelerate client time to market and to revenue, including Intelligence & Advisory, Brand & Content and Intent & Demand. We also intend to evolve our Priority Engine into a unified platform for insights and activation that integrates our entire solution portfolio to drive more effective customer sales and marketing outreach.

In addition to pursuing these growth opportunities, we expect to expand our businesses and market presence by opportunistically acquiring complementary businesses that add additional data, audiences, content and go-to-market and/or new capabilities that further differentiate our product offerings. We expect to fund these potential acquisitions using our operating cash flow.

Informa TechTarget offers products to customers on a subscription basis, including annual contracts paid in advance (attracting strong cash characteristics) and other contracts that are subject to the customers’ right of termination. We expect to grow our subscription and long-term contract revenues, allowing us to work more closely with customers over a longer time period and provide a larger base of recurring revenue.

Strong long-term market fundamentals for Technology and B2B Marketing

We sit at the intersection of tech and B2B marketing, each dynamic and innovative markets in their own right, and each with compelling structural growth drivers. We estimate that the participants in these interconnected markets collectively generate revenues from these markets of approximately $20 billion per year. We believe the strength and growth potential of these markets will represent a robust and growing market opportunity for us.

We believe our analysis of this market opportunity is consistent with society’s embrace of technology. Technology is present in all aspects of daily life, work, and business. Enterprise technology, incorporating software and hardware systems used by large organizations for anything from customer relationship management to networking and cyber security, is central to operating effectively and efficiently. The pace of innovation and change is rapid, creating a constant cycle of investments in enhancing, upgrading and replacing technology. Our immediate and prospective future clients are deeply involved in that cycle, and the products we offer are designed to optimize our clients’ ability to address the opportunities presented by this cycle.

We believe that investment in innovation and growth in the research and development (“R&D”) budgets of our clients are expected to provide a leading indicator of demand for our products and services. This growth in technology-related R&D is driving a new wave of investment and innovation, enhancing existing products and inspiring the next generation of products and services.

Over time, the scale of technology purchasing has grown in size, resulting in B2B buying behavior becoming more complex. This complexity has led to longer sales cycles as more research is undertaken prior to purchasing technology products and platforms. Typically, large technology purchasing decisions will involve a number of people across an organization from technology professionals to chief information officers, chief financial officers and often chief executive officers. Research for purchasing technology takes many forms, with an increasing amount conducted online, including by reading specialist digital content, reviews, information, product profiles and bespoke research, as well as through webinars and online discussions.

We estimate that as much as 75% of the B2B buyer’s product selection process is now completed before the buyer makes contact with the sales team of a vendor. For technology vendors, online presence and digital brand visibility are therefore critical and have led to more companies focusing their spend on branded content services, thought leadership and whitepaper distribution, digital event participation and advertising on the most relevant platforms and media.

We believe we are at the center of this shift in B2B buyer behavior, delivering highly relevant content and research to technology buyers that informs, educates and influences them along the different stages of their buyer journey.

Our core value proposition centers on the concept that these interactions with our content — who reads what, who clicks to find out more, how long buyers spend on specific websites, etc. — and general online behavior, when captured, enriched and analyzed, can provide deep insights into who potential customers are, what products and services they might be interested in, where they are in their purchasing cycle and how significant is the intent to purchase. Moreover, through content marketing and custom content services, technology vendors can not only identify prospective buyers but also engage and influence them by developing bespoke content that profiles relevant products in areas they have been researching.

For the B2B sales and marketing teams at technology vendors, this information is critical to targeting the right buyers at the right time, raising brand awareness and positioning products with the right audiences to secure leads that turn into sales. As a result, technology marketers and sales teams are increasingly using audience data to drive decisions and determine which prospective accounts should be prioritized for follow up. With increasing scrutiny and focus on ROI, data-driven B2B marketing is becoming ever more relevant given it is typically more measurable, with more efficiency than more traditional advertising and marketing services, helping to increase lead conversion rates, reduce the cost of customer acquisition and generate more revenue per dollar of marketing spend.

Furthermore, as awareness and scrutiny of data privacy and data protection becomes more prominent, we believe marketers will increasingly insist upon solutions that are built upon permissioned audience data.

Key Strategic Strengths

We are a dynamic player in a large and growing area and expect to benefit from a number of key strategic strengths:

•
Scale in audience development: Our recently completed combination has expanded our scale in segmented B2B audiences through our portfolio of specialist B2B tech media brands and our leading specialist tech research business, Omdia. As of December 31, 2024, our business had more than 53 million registered members and users of our own media brands. The targeted nature of this member/user base enables B2B technology companies to reach highly specified audiences with interests in specific products and services. We intend to leverage both inbound and outbound audience development strategies through our search engine optimization techniques and our ability to create relevant content to attract audiences that are of interest to our customers. We expect to leverage our editorial and analyst teams to create unique interactive content to drive audience engagement as well as create unique insights from specialist segments within the overall audience.
•
Scale in specialist technology research: We believe we have a leading position in specialist technology research through Omdia, which is currently one of the largest players in this market, among the likes of Gartner, Forrester, IDC and Frost and Sullivan. Omdia employs expert analysts to create data-driven intelligence products and custom research and advisory services for product managers, corporate strategists and the C-suite, challenging market strategies, sharpening product roadmaps and accelerating time to market and revenue. Tracking activity across this type of research provides different insights into the purchasing intent and behavior of technology buyers, including early insight into strategic intent and investments. Through its legacy brands, the Intelligence & Advisory analysts have vendor and service provider (client) relationships going back decades. These trusted relationships include access to unique data sharing agreements and permissioned access to first party intelligence on product development, shipment data and market strategies. When combined with the access to Informa TechTarget’s audience data, Omdia is well positioned to provide unique insight for clients on both the buy-side and sell-side of the technology market. We believe this helps increase the relevance of our content offer to our audiences and deliver better insights and prospects to our customers.
•
Scale in first-party B2B data: Our analytical platforms collect information on millions of audience interactions with our content, both through our websites and via email. We believe this first-party data provides valuable insights into the preferences of these audiences and their purchasing intent. We have significant scale in permissioned first-party B2B data, with access to a total B2B audience of more than 53 million professionals. This includes all registered members, users and other readers of content from our portfolio of specialist brands and through our access to the B2B audiences and related data captured by the Informa Group’s IIRIS proprietary data platform, which will be available through the Data Sharing Agreement. This includes attendee information and behavior from Informa’s face-to-face events, which serve a range of different segments beyond enterprise.

Data gathered from face-to-face events is expected to add a different type of first-party data, providing further depth and breadth to our customer insights, increasing the relevance of our content offer to our audiences and delivering better insights and prospects to customers, further improving ROI. In addition, our Intelligence & Advisory teams will utilize aggregate audience data to enrich and enhance the market intelligence subscription offerings to provide additional differentiated value for our clients.
•
Brand reputation and scale in customer relationships: We are one of the most established and best recognized brands in the market, both as a source of high-quality specialist technology content for buyers doing research, and also for our data-driven B2B solutions that deliver demand generation and buyer intent data for technology vendors.
•
Scale in leading B2B technology: Our legacy businesses have experience in developing effective technology platforms to serve both technology buyers and vendors. This includes a leading buyer intent data platform, Priority Engine, leading demand generation platforms, TechTarget/NetLine, BrightTALK (a leading video content marketing platform), search engine optimization (“SEO”)-enabled content platforms and a growing number of AI-enabled tools that improve efficiency and enhance customer experience.
•
Scale and diversification in product portfolio: We believe we have a compelling value proposition for B2B technology companies, offering a full end-to-end portfolio of solutions to support all phases of go-to-market, from R&D to ROI, which helps position us as the leading B2B growth accelerator for technology companies. Our newly expanded scale and cashflows are expected to provide significant capacity for new product investment as we compete in the Intelligence and Advisory, Brand and Content, and Demand and Intent markets.
•
International presence and reach: We have significant international presence and reach, with customers in more than 30 countries and with around 32% of our revenue generated from outside the United States of America. We leverage that reach to exploit the growth opportunities that exist outside the United States. Expanding overseas will continue to diversify our business and broaden the scope of our first-party data.
•
Operating efficiencies: We believe our expanded scale and reach provide cost efficiencies in sales, editorial and product operations.
•
Potential for inorganic expansion: We believe our expanded scale and reach also provide us a greater opportunity to pursue inorganic growth opportunities, using our cash flows to acquire complementary businesses that add further scale in data, audiences, content and go-to-market and/or new capabilities that further differentiate our product offer.

Accelerating growth through a portfolio of expert-led, data-driven, digitally enabled B2B Solutions

To our audiences, we deliver trusted, independent research, primary data, analysis and high-quality editorial that uniquely informs and influences purchase decision makers. As of December 31, 2024, we employed over 2,100 industry and market experts across more than 220 B2B brands. We believe this expertise positions us as a key provider of decision support information to our permissioned audience of more than 53 million technology and business professionals.

To our clients, we offer expert-led, data-driven, digitally-enabled products that service the product lifecycle from R&D to ROI, which we believe makes us a strategic partner to many of the technology industry’s largest companies and its most successful, fastest and most innovative disruptors, accelerating time to market and to revenue.

Audience Development: We benefit from our ability to leverage both inbound and outbound audience development strategies through our search engine optimization techniques and our ability to create relevant newsletters to attract audiences our customers are interested in.

We deliver solutions in the following areas:

Intelligence & Advisory: Expert analyst, data-driven intelligence products and advisory services to product managers, corporate strategists and the C-suite, challenging market strategies and sharpening product roadmaps. These offerings help clients determine where to play, what products and services to offer, and how to compete and win. Examples of our specific offerings in this area include:

•
Specialist Technology Research: Through the Omdia brand, the specialist brands Canalys and Wards Intelligence and our Enterprise Strategy Group, we provide research and intelligence services to technology providers based on expert analysis and data-driven intelligence and reports. These services are designed to enable vendors, which include many of the industry’s most significant innovators and providers, to better understand their current and future target markets, quantify customer trends, assess the competition and spot gaps and opportunities, ultimately shaping their product roadmap and go-to-market strategies.
•
Advisory Services: As part of the Specialist Research business, we deliver advisory services based on the expertise of our sector-specialist analysts and data-driven market intelligence. These services are bespoke to individual customers and leverage expertise and data to provide insight and value to providers’ go-to-market approach, competitive positions, product innovation and market entry and growth strategies.

Brand & Content: Expert editorial, data-driven brand products and content marketing services for brand marketers, product marketers and content marketers that reach high value audiences across channels with content that engages, and prompts action. Our offerings in this area deliver clients brand awareness, thought leadership, and market impact. Examples of our specific offerings in this area include:

•
Brand Solutions: Brand solutions offers B2B marketers the opportunity to grow brand awareness through direct exposure to specialist technology and business audiences. We draw on an enlarged consolidated portfolio of media brands and properties from our legacy TechTarget business and our legacy Informa Tech Digital Businesses, as well as our Activity IntelligenceTM platform, which is designed to enable segmentation and behavioral targeting of audiences to improve the relevancy of digital adverting to the researcher’s needs. Brand solutions includes the Industry Dive portfolio of brands, which deliver high quality business journalism in a range of specialist end markets, providing brands with a route to reach these audiences through outbound email sponsorship and content marketing in particular. Brand solutions also include on-network banner advertising and digital sponsorships, off-network banner targeting, and broader email marketing. With brand solutions, technology vendors will gain exposure to target audiences who are actively engaging with content or researching relevant information, and benefit from association with specialist media brands and high-quality editorial content.
•
Custom Content Creation: We offer custom content creation programs that leverage our award-winning and deep industry content and search engine optimization expertise. These support marketers with their end-to-end content strategy, with solutions that involve conceiving, designing and developing and producing original content in the form of white papers, infographics, case studies, videos, webinars and microsites, informed by audience research. This content can be leveraged to support product launches, enable demand-generation campaigns, and establish thought leadership. Customized content assets can be promoted to our audiences, and marketers can also license content to distribute on their own channels, aligning themselves with top voices in their industries.
•
Video Content Creation and Virtual Events: We have expertise in video content and virtual events, established through BrightTalk, and allow customers to create and host webinars, virtual events and video content that generate brand awareness, educate around their solutions and establish thought leadership, promoting it to BrightTALK’s community of in-market accounts and individuals. BrightTALK integrates with CRM and MAP systems and content can be embedded into corporate websites, providing customers with a seamless experience that makes the capture of data simple.

Intent & Demand: Data-driven, AI-enabled buyer intent products and demand generation services for demand marketers, field marketing and sales teams, identifying prospects who are in market and ready to buy, and generating qualified leads that accelerate the sales pipeline.

•
Priority Engine™: A subscription service powered by our Activity IntelligenceTM platform, which integrates with customer relationship management and marketing automation platforms to create a seamless experience for marketing and sales teams. It also includes IntentMail AITM, an AI-powered messaging feature launched in December 2023 which enables sellers to automatically generate personalized email copy. Priority Engine leverages the extensive permissioned audience data generated by our network of content and media platforms and properties, our NetLine demand generation and Intentive behavioral data platforms, and the first-party B2B customer data licensed to us from Informa, which includes data from attendance and behavior at face-to-face events. This provides us with a unique blend of online and offline data, comprising contact and behavioral insight. We also leverage the proprietary data-capture and scoring methodologies created by our legacy TechTarget business which help customers prioritize accounts and contacts to engage with.
•
Qualified Sales OpportunitiesTM: A product which profiles specific in-progress purchase projects via surveys and interviews with business technology professionals whose research activity and content consumption is indicative of a pending technology purchase.
•
Demand Solutions: We offer powerful solutions that enable customers to stimulate and generate demand for their products. These enable marketers to target, engage, influence and attract prospective buyers to their solutions through content marketing programs, which may include white papers, webcasts, podcasts, videocasts, virtual trade shows, and editorial sponsorships. To syndicate customer content, we draw on NetLine’s publisher network within Informa TechTarget, its BrightTALK video and webinar platform, and its extensive network of owned B2B media properties, offering marketers access to enormous scale of specialist audiences and the ability to track ROI.

Unified platform for insights and activation

Beyond the opportunity associated with our individual solution areas, we believe our work to integrate these solutions within a unified customer-facing platform, our Priority Engine platform, will position us well to serve this purpose. Our legacy businesses have historically demonstrated core competencies in delivering technology-enabled platforms that facilitate their solutions, and we plan to continue to invest in these capabilities which can be applied to a broader set of target markets and a larger overall addressable universe of potential customers.

Our Priority Engine platform allows customers to leverage our proprietary Activity Intelligence intent data for direct marketing and sales outreach. The intent data accessed directly through Priority Engine is at the core of our entire solution portfolio, and we expect that we will evolve Priority Engine to provide our customers with a consolidated view around the impact of their programs across all solution areas as well as actionable insights about how best to direct their outreach going forward. We believe future releases will allow customers to view key insights about their individual go-to-market focus areas leveraging our Intelligence and Analysis resources, understand how their Demand Solutions programs are performing in the context of overall market dynamics, and determine how best to target their Brand and Content Creation efforts based on what persona and account targets are currently active. In this way, we expect Priority Engine will provide a holistic view of the overall buying team at target accounts, and how individual components of their programs are impacting their ability to drive engagement with those buying teams.

By utilizing the Priority Engine platform to help customers visualize and take action upon key insights for the entire solution portfolio, we believe we are able to take advantage of product-led-growth dynamics leading to further upsell and cross-sell in the customer base. Customers will have a better understanding of the additional ways in which we can assist their go-to-market efforts, and the impact of their current programs. This evolution of the platform will also serve to highlight our unique position as an end-to-end provider of data-driven solutions that service the full B2B product lifecycle.

Delivering decision support content to key audiences that drive purchase behavior

We deliver trusted, independent research, primary data, analysis and high-quality editorial content to technology and business professionals that drive purchase behavior in the markets it serves. We employed over 2,100 industry and market experts across more than 220 B2B brands as of December 31, 2024, positioning us at the heart of a permissioned audience of more than 53 million technology and business professionals.

Our products offer technology buyers and other business professionals the following key benefits:

•
Access to Specialist Sector-Specific Content: We provide technology buyers and other business professionals with sector-specific content to support them as they research potential technology investments, including three key sources of content: industry experts, peers and vendors. We have significant capacity for generating relevant sector-specific content for technology buyers, including keeping them up to date with the latest technology developments. This is consolidated with content generated by our network of third-party industry experts as well as custom content created by B2B technology vendors looking to promote their products. In addition, webinars provide technology buyers the opportunity to network and learn from each other through online discussions and interactions.
•
Highly Efficient Purchasing Decisions: By accessing specialist sector-specific information, business professionals are able to research important purchasing decisions more effectively. We offer integrated content offerings across all major online content formats, aligning to different stages of the buying cycle and designed to minimize the time enterprise technology and business professionals spend searching for and evaluating content, and maximize the time available for assimilating quality information.

Delivering B2B growth acceleration in 20 industry verticals

Our scale and product offerings, including our ability to identify, reach and influence key decision makers, enable us to retain and develop a broad customer base. We have an established customer base of B2B technology customers focused on enterprise technology, including key C-suite technology decision makers.

Our current customer base includes some of the largest technology vendors in the market as well as small and medium businesses (“SMEs”). For the year ended December 31, 2024, the top 50 customers accounted for approximately 23% of revenue and no single customer contributed more than 10% of revenue. We had 57 customers spend in excess of $1 million and 821 customers spend in excess of $100,000 during the year ended December 31, 2024.

Our products and services are delivered to customers via short-term contracts across a specific marketing/sales program, typically six months, and/or through integrated, longer-term contracts in excess of 270 days, which typically cover a broader set of needs. We also deliver some products, most significantly within our Specialist Technology Research business, on an annual subscription basis, paid in advance, providing paid access to research, content and advisory services throughout the forward twelve-month period.

Our products offer technology vendors the following key benefits:

•
Access to Unique First-Party Data and Analysis on Potential Buyers: Our Activity IntelligenceTM analytical platform captures and interprets the content consumption behaviors of technology buyers and other business professionals as they undertake research. We believe this is highly valuable to technology vendors and provides powerful insights about who is in-market and where they are on their buying journey, all of which can be fed into marketing and sales go-to-market strategies.
•
Ability to Target Active Buyers Efficiently: We use the insights gleaned from our first-party B2B data about who is in-market and where they are on their buying journey to provide technology vendors with buyer intent data and highly qualified leads. Furthermore, we are able to support the vendors’ engagement with these potential buyers through custom content and marketing programs designed to help influence prospective buyers’ decision making.
•
Trusted Advice and Intelligence Through Specialist Technology Research: The combination of Omdia, Canalys, Wards Intelligence and the Enterprise Strategy Group gives us a leading position in specialist technology research, with expert analysts providing data-driven intelligence products, custom research and advisory services for product managers, corporate strategists and the C-suite, challenging market strategies, sharpening product roadmaps and accelerating time to market and revenue. We believe this makes us a trusted advisor to B2B technology vendors, providing unique perspectives on the market and different product segments.
•
Measurable Results and ROI: We build profiles of potential buyers’ technology interests and their broader company interests as they evolve over time, potentially enabling us to identify patterns of purchasing intent. We leverage this insight into products designed to improve ROI on marketing and sales programs by focusing on buyers where active demand exists. We provide this intelligence directly to B2B technology vendors for their own use, helping to drive continuous improvement in their own marketing and sales workflows, whether focused specifically on prospects we provide them or on those they have otherwise obtained, which our information will enrich and make more actionable.
•
More Efficient and Effective Sales Outreach: We are a leading distributor of B2B enterprise technology white papers, webcasts, videocasts, virtual events and podcasts, offering technology vendors the opportunity to educate and influence technology buyers during the research process, prior to any interaction with sales teams. Vendor sales teams can login directly to the Priority EngineTM platform or via CRM platform integration, enabling them to quickly identify relevant new prospects and tailor their outreach according to interests. The combination of granular purchase intent intelligence and platform automation creates a stronger, more personalized and efficient connection between technology buyers and technology vendors looking to do business with them.

Delivering B2B growth acceleration in more than a dozen technology categories

We deliver our range of B2B products and solutions to more than a dozen technology categories, as detailed below. Each of these categories can be broadly characterized by high levels of innovation and rapid product development, where trends move quickly and purchasing decisions are typically high value. These dynamics make expert insight critical for professionals and data-driven B2B products essential for vendors looking to hone their strategy and product approach, and reach interested buyers.

Analytics and Artificial Intelligence (“AI”). Businesses of all kinds are looking to capitalize on the new possibilities presented by evolving AI technologies and the application of machine learning, whether it is to improve internal processes and tools or develop new business models and services to transform their enterprises. From combining the applied intelligence group of our legacy Informa Tech Digital Businesses and the leading brands of our legacy TechTarget business, we deliver market insights, facilitate meaningful connections, and offer digital demand generation services for those working with transformative and future technologies and in the field of information management.

Application Architecture and Development. For the community of developers, architects and project managers that build, customize and integrate software for their businesses, we deliver a broad landscape of specialist content, tools and languages that help them capitalize on innovation in software approaches and stay up to date on critical matters such as performance testing and data security.

Automotive. With the convergence of the automotive and technology markets, a traditionally closed ecosystem is rapidly evolving amongst new market entrants, developing consumer needs and geopolitical instability. Our trusted automotive brands from our legacy Informa Tech Digital Businesses and our legacy TechTarget business provide expert insight at the intersection of the automotive and technology markets, with unrivalled opportunities to shape company positions in auto-tech through marketing services, events and research.

Business Applications. Any mid- or large-sized enterprise will have a host of business applications that are mission critical for their operations and success, including enterprise resource planning platforms (“ERP”), databases and business intelligence software, content management platforms, customer facing applications and CRM software. This creates a high demand for specialized information from IT and business professionals involved in their purchase, implementation, and ongoing support. We provide expert insights and leading online resources on business applications, through a range of online properties including TechTarget Customer Experience, TechTarget HR Software, and TechTarget ERP.

Channel. We are home to a comprehensive suite of products serving the channel ecosystem, with a broad reach across technology advisors/agents, value-added resellers, solution providers, managed service providers, independent software vendors and consultants. Focused on the future of the indirect sales channels – a specialist market where B2B technology companies actively seek alliances with channel partners – we provide expert analyst, intelligence and advisory services, including through our specialist research provider Canalys, that inform vendors’ go-to-market strategies and deliver specialist information, insight and content to channel professionals.

CIO/IT Strategy. We deliver specialist content specifically targeted at chief information officers (“CIOs”), senior enterprise technology executives and business executives with technology responsibility, enabling them to make informed enterprise technology purchases throughout the critical stages of the purchase decision process. Their areas of interest generally align with the major sectors of the IT market: AI, BI and big data, business applications, cloud, data center, DevOps, end user computing, networking, outsourcing, risk management, security and storage. The challenge for senior technology executives and those with responsibility for technology is how to use new and major technologies, including AI and big data, to gain a competitive edge. Post-pandemic, their interests are increasingly broad too, from customer experience and digital workplace experience to the strategically important cybersecurity and data privacy. We provide a range of solutions addressing the specific segment and customer market of CIO and IT Strategy, through expert intelligence, advisory services, editorial and media properties such as the CIO/IT Strategy site.

Components and Devices. Components and devices power the digital world and participants in this ecosystem are delivering the technologies that drive 5G, AI, IoT, and cybersecurity transformations. We deliver expert-led analysis and advisory services, data-driven brand products, content marketing and specialist content that drives industry expansion.

Computer, IT Operations and DevOps. The high pace of digital transformation within enterprises means IT strategies are continually being reshaped. IT decision makers are required to navigate a diverse set of IT platforms, servers, desktop solutions and virtual environments, work out how to scale to meet the demand of today’s cloud native applications while being future-ready for new applications and mindful of sustainability, including data center energy efficiency. We deliver a comprehensive suite of brands, products and services that educate, guide and connect the community, including trusted independent research, specialist media sites, expert editorial, training, data-driven brand products and demand generation services.

Cybersecurity. Every aspect of enterprise computing depends on secure connectivity, data and applications. As businesses worldwide continue to adapt to new forms of online threat from hackers, criminals, and other nations, they are making an unprecedented investment in online defense. Equally, technology providers are looking to bring to market increasingly sophisticated security solutions that supplement or replace traditional perimeter security solutions. We offer a powerful combination of leading market intelligence, events, and media.

Environmental, Social and Governance in Technology: Changing consumer and employee expectations, investor scrutiny and government regulations are driving corporate leaders and technology providers to focus more on environmental, social and governance matters. In the Tech industry, this has a particular focus on how enterprises and their partners manage energy efficiency, carbon footprints and environmental impacts. We bring expert editorial, specialist content and content marketing services that deliver value-added insight to business leaders.

Healthcare Technology. The healthcare industry is undergoing continued digital transformation, as it looks to capture patient outcome and efficiency benefits from how technology, information and data is applied. We have a suite of high-quality, content-led brands that bring essential insight and connections to the healthcare technology community, including brands/properties such as Xtelligent Healthcare Media, HealthITSecurity.com and MedTech Dive.

Media and Entertainment. The media and entertainment industry is global and fast moving, with technology providers, media platforms, service providers and device manufacturers looking to anticipate consumer trends and find competitive edge. Our media and entertainment group provides expert research, analysis and data-driven intelligence that shape strategies and uncover new commercial and partnership opportunities.

Networking. In the segment for networking - which comprises hardware, software and services that support data and voice networks - new sectors have emerged and become an investment focus for networking professionals within enterprises. We deliver specialist, targeted content and expert market insights to networking professionals and service providers that directly support purchasing and product development decisions, through brands and online properties that include TechTarget Networking and TechTarget Unified Communications.

Service Providers. Telecommunications is a complex and changing industry, with regulation, transformation and digital disruption ever-present. We provide specialist content, facilitate industry connections and offer demand generation services to the diverse ecosystem of operators, cloud service players, hyperscalers and enterprise, consumer and industry suppliers, including through Omdia and targeted media brands from Informa TechTarget.

Storage. As the world creates more data and enterprises need to store it securely and compliantly, whether in the cloud or solid state, the data storage market is rapidly growing and innovating, through new technologies such as data deduplication and storage virtualization. We provide expert insights for professionals looking for the latest information and provider intelligence, through online properties including TechTarget Storage, TechTarget Data Backup, and TechTarget Disaster Recovery.

Industry technology-enabled sectors: There are many industries where growth and transformation are being driven by digital innovation and the application of technology. Our Industry Dive portfolio of vertical market communities and its Xtelligent portfolio of healthcare technology web sites provide a strong basis for servicing the information needs of audiences outside of core enterprise technology categories. We provide specialist content, news, insights and in-depth analysis that help professionals in industries such as healthcare, life sciences, manufacturing, logistics and supply chain, energy and sustainability, financial technology, and retail stay up to date and make critical decisions. It also provides data-driven brand and content marketing services and demand generation services for vendors looking to reach high value audiences in these sectors.

Strong positions in competitive growth areas

We sit at the intersection of technology and B2B Marketing, a large and growing market worth an estimated $20 billion annually. As this area has grown in scale, it has become even more competitive, with more companies targeting the marketing and sales budgets of technology companies with a range of products and services similar to ours. These companies can be categorized into (i) media companies, (ii) providers of specialist technology research and intelligence, (iii) demand generation and intent data providers, and (iv) marketing technology and software companies. We have the advantage of offering effective solutions across all of these areas, creating efficiencies for our customers.

We face competition from companies that produce content specifically for enterprise technology and business professionals on the basis of target audience, quality and uniqueness of information content, ease of use of its websites for business professionals, and the quality and quantity of sales leads generated for B2B technology companies. These companies also compete for readers and registered members based on the quality and specificity of content. Some of the largest current competitors in this category include Ziff Davis, Inc., and Foundry, an IDG, Inc. company, among other competitors.

Providers of specialist tech research include several larger, established players such as Gartner, IDC, Forrester, Frost and Sullivan, and others. We compete against these companies based on the specificity of our analysis, content creation capabilities, and analyst coverage against specific technology categories.

We also compete with a number of companies that offer demand generation and intent data on the basis of our ability to deliver highly qualified prospects, to meet customer requirements around delivery scale and specificity, and based on the usefulness of delivered leads or intent data to a customer’s sales and marketing efforts. In addition to the media companies that offer these services as part of their product portfolio, examples of these providers would include Bombora, Inc., Madison Logic, Inc., and Demand Science, Inc.

There are many companies that offer software that help customers automate and create efficiencies in their sales and marketing outreach efforts. Our Demand and Intent related offerings may be used by customers very effectively as a source of quality data inputs to these solutions. In some cases, customers may see certain of our offerings as competitive to these providers. Examples of companies in this category would include 6Sense Inc., Demandbase, Inc., and ZoomInfo Technologies Inc. In the webinar and virtual event space, software-based competitors include ON24, Inc.

Specialist content and audience acquisition

We have a portfolio of specialist brands providing high quality, relevant and targeted research and content to business professionals and technology-decision makers, which are delivered in multiple formats, including through research reports, data and analysis, specialist journalism, informative websites, digital newsletters, webinars and video channels.

We believe that the quality and relevance of these brands and specialist content build engaged audiences, and in turn, allow us to provide B2B technology vendors with a highly effective platform for targeted marketing and sales campaigns capable of generating measurable ROI. In addition to the existing registered members and readers that we have today, we aim to grow audiences through non-paid traffic sources, particularly organic search engine traffic. We supplement our non-paid traffic sources strategy with keyword advertising on major search engines and targeted list rentals of e-mail subscribers from a variety of targeted partners, media sources, and data providers.

Sales and Marketing

Our sales, marketing and go-to-market capabilities are a key strength. As of December 31, 2024, our sales and marketing staff consisted of over 725 people. The majority of our sales and marketing staff are located in the United States and the United Kingdom, with staff located in 13 additional countries.

We organize our sales capabilities around customer sectors, which we believe allows our sales personnel to become experts in specific sectors, more knowledgeable about customer needs in those areas, and then recommend and deliver more tailored solutions from across our full product and service offering. We employ an internal direct sales department that works closely with existing and potential customers which is supplemented by a global accounts team, serving our largest customers, and a Customer Success Team, helping customers maximize their use of our products and making the renewal process efficient. We also employ a marketing team that focuses on driving brand awareness among B2B technology clients and marketers and positioning us as a key player and “thought leader” in ROI-based marketing.

We focus our marketing initiatives on digital sponsorships on platforms that reach technology marketers, direct communications about new and existing solutions using the contact databases of our legacy TechTarget business and our legacy Informa Tech Digital Businesses, and the creation and distribution of owned content including videocasts, blogs and white papers that inform and engage marketers. We also undertake press and public relations activities to maintain positive brand awareness and nurture relationships with key analysts, publications and influencers who create content on B2B marketing and sales topics.

Talent and Human Capital

We believe we are able to draw on the current considerable talent that lies within our legacy TechTarget business and our legacy Informa Tech Digital Businesses. Central to our competitive strength is the sector expertise of our people and a culture that encourages ownership and innovation, appropriately challenges and empowers employees to deliver results and celebrates success.

As of December 31, 2024, we had approximately 2,100 full-time employees worldwide. None of our U.S. employees are represented by a labor union and only a small number of our international employees in France, Brazil and the Netherlands are represented by workers’ councils and/or have the benefits of collective bargaining agreements. Our legacy businesses have not experienced interruptions of operations or work stoppages due to labor disagreements.

Our environment is dynamic, collaborative and inclusive. We value our employees, are clear on objectives and goals, and equip our people with the right tools and resources to succeed including learning and development opportunities and well-being support, and encourage them to contribute ideas that drive us forward.

Technology Infrastructure

We prioritize the resilience and scalability of our technology infrastructure, investing and further developing this infrastructure to support future growth in the business, customers and traffic, ongoing platform security, and product and system availability.

We use leading Cloud infrastructure providers and off-site data centers to maintain our websites and online offerings. Critical system components have in-built redundancy to minimize the impact of any unexpected failure and allow for maintenance and upgrades, with critical data regularly backed up. As part of our cybersecurity program, we use industry standard network and perimeter defense technologies, DDoS protection systems, web application firewalls, and enterprise grade DNS services across multiple vendors, and maintain a quality assurance process to constantly monitor our servers, processes, and network connectivity.

Seasonality in Trading and Revenues

We do not expect to be exposed to major seasonal variability throughout the calendar year, with the primary movements reflecting the normal phasing of increases or decreases in customer demand. For example, marketing and sales activity among B2B clients typically dips during summer months. Similarly, annual budget approvals and the timing of customers’ product launches mean revenues are generally lower during the first quarter relative to subsequent quarters in a given year.

Our specialist research business, Omdia, continues to generate a substantial portion of revenues through subscriptions to its research and analysis, which will typically be annual contracts, booked and paid for in advance. While the cash is received upfront under these arrangements, the revenue for these subscriptions is recognized equally over the twelve-month period of the subscription.

The timing of our expenses also does not fluctuate seasonally or vary directly with revenues. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses.

Outside of seasonal factors, because a significant proportion of our customers are B2B technology companies, the success of our business is linked to the health and market conditions of the enterprise technology industry. These B2B technology companies more generally have been, and are likely to continue to be, impacted by challenging macroeconomic conditions including historically high inflation, higher interest rates and customer uncertainty surrounding the U.S. political landscape, monetary policy of the United States, and geopolitical issues.

Both our legacy TechTarget business and our legacy Informa Tech Digital Businesses felt the impact of these macroeconomic headwinds during 2024 and 2023 with elongated sales cycles, budget cuts and budget freezes at many of their customers. While we expect our near-term results to continue to be impacted by these macroeconomic headwinds, we believe we benefit from a number of strategic advantages and long-term market trends, such as our leading position, the recognition of our brands, and the future outlook of the technology market, which will support the sustained growth of our range of data-driven products and services.

Member and User Privacy

We gather in-depth business information about our registered members and users who provide us or our partners with such information through e-mail, telephone, or other means, including through the submission of webforms displayed on our websites. We also gather information about readers of certain content on our websites by tracking their content consumption or the content consumption of the companies they work for. We post our privacy policy on our websites so that our members, users and others who visit our websites can access and understand the terms and conditions applicable to the collection and use of their information.

Our privacy policy discloses the types of information that we gather, how we use the information, and how a member or user can correct or change this information, including how a member or user can unsubscribe from our communications and those of our partners. Our privacy policy also explains the circumstances under which we share a member’s or user’s information and with whom. Members and users who register receive offers via e-mail, telephone, and other means, such as targeted advertising online or on mobile devices regarding areas of specific interest to them and that are relevant to their professional interests; these offers contain content created either by us or our third party B2B technology customers. To uphold our obligations to our members and users, we impose constraints that are consistent with our privacy policy on the customers and third parties to whom we provide member and user data, including through the use of contractual terms and conditions or data processing agreements, where applicable, that are generally consistent with our obligations to members and users and as set forth in our privacy policies.

Consumer Protection and Privacy Regulation

General. Advertising and promotional activities presented to members, users and visitors to our websites will be subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below, and are subject to the laws and regulations of various other jurisdictions in which we target members, users and website visitors.

CAN-SPAM Act. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates commercial e-mails and provides a right on the part of the recipient to request the sender to stop sending commercial electronic marketing messages (“commercial e-mails”) and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial e-mails (and other persons who initiate those e-mails) are required to make sure that those e-mails do not contain false or misleading transmission information. Commercial e-mails are required to include a valid return e-mail address and other subject heading information so that the sender and the internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial e-mails. In addition, the e-mail must include a postal address of the sender and notice that the e-mail is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our websites distribute to registered members and to some of our other commercial e-mail communications. The U.S. Federal Trade Commission (the “FTC”) has issued regulations related to the CAN-SPAM Act, including interpretations of such act that indicate that e-newsletters, such as those we distribute to our registered members, will be exempt from most of the provisions of the CAN-SPAM Act, provided that they do not contain predominantly marketing content. The CAN-SPAM Act and the FTC’s CAN-SPAM trade regulation rule allow for civil penalties that run into the millions of dollars. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation and the European laws that have been enacted pursuant to the General Data Protection Regulation (“GDPR”) and European Union Directive 2002/58/EC and its amendments. We use email as a significant means of communicating with our existing members and users as well as potential website visitors and members and users. We apply the applicable legal requirements to e-newsletters and all other e-mail communications and believe that our e-mail practices comply with the requirements of the CAN-SPAM Act, state laws and applicable foreign legislation.

Telemarketing Rules. Laws regulating telemarketing in the United States, including the Telephone Consumer Protection Act (the “TCPA”), the Federal Communications Commission (“FCC”) rules thereunder, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the FTC’s Telemarketing Sales Rule, including their do-not call provisions, and in the other jurisdictions where we do business, could apply to our calls to members, users and individuals who visit our websites. If any of these laws apply to our telemarketing, and we are found liable for violating them, we could be subject to financial penalties.

Other Consumer Protection Regulation and Privacy. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of web site content, comply with certain standards for notice, choice, security and access. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities, and courts may adopt these developments as law. The FTC has actively been bringing enforcement actions against companies from improperly disclosing personal information to third parties for targeted advertising purposes. Through these enforcement actions, the FTC is creating new substantive limitations on how companies are permitted to use and disclose information. The agency may also look to codify these new privacy requirements (and other data processing obligations) through its “Trade Regulation Rule on Commercial Surveillance and Data Security”. It began the formal process to develop this set of rules in 2022, and it is still ongoing. These new rules and future FTC enforcement/guidance may significantly impact our business depending on how the limitations the agency creates for the use of personal information for targeted advertising purposes. The FTC also has expanded its views of appropriate consent and related practices in an evolving manner. These practices as well as potential legislation at the state and federal level may restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, even individual state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies. In addition, states are considering new and/or have implemented comprehensive privacy laws (such as the California Consumer Privacy Act) which may have an impact on how we can conduct our business. In addition, the European Union (“EU”) and its member states, the United Kingdom, Canada and numerous other countries have laws, rules and/or regulations dealing with the collection and use of personal information obtained from their citizens. Regulations have focused on, among other things, the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address, a name, or in some cases, an IP address. These laws also provide consumers the right to access the information a company has collected on them, correct it, request that it be deleted, or to stop the sale of such information to third parties. Additionally, the EU requires informed consent for the placement of a cookie on a user device.

While we believe we operate our business in compliance with the laws and regulations that apply to us, such laws and regulations continue to be the focus of legislative bodies, courts, and regulators at the state and federal level as well as in other countries. This enhanced focus may result in amendments to existing laws and regulations, the enactment of new laws and regulations, and new guidance and interpretation by governmental agencies or the courts.

Intellectual Property

Our copyrights, domain names, trademarks, trade secrets and similar intellectual property are important to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions, to protect the proprietary technologies and content that we have developed and may develop in the future. We expect to pursue the registration of our material trademarks in the United States and elsewhere. Currently, the TechTarget, BrightTALK Canalys, Omdia, Industry Dive and NetLine trademarks and logos, as well as certain other marks and logos, are registered in the United States with the U.S. Patent and Trademark Office and in select foreign jurisdictions and our legacy businesses have applied for U.S. and foreign registrations for various other marks. In addition, we had registered approximately 2,600 domain names as of December 31, 2024 that are, or may be, relevant to our business, including “www.informatechtarget.com,” “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. We use third party software to maintain and enhance, among other things, the content generation upon these third-party software licenses, and we believe the licensed software will generally be replaceable, by either licensing or purchasing similar software from another vendor or building the software functions internally.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public through the SEC’s website at http://www.sec.gov.

You also can find more information about us online at our website located at https://investor.informatechtarget.com. The information contained on the website is not included or incorporated by reference into this Annual Report on Form 10-K. Our filings with the SEC are made available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors

Investing in our common stock involves substantial risks. You should carefully consider the following factors, together with all of the other information included in this Annual Report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Please also see “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report for more information.

Risks Related to Our Business

The integration of our legacy TechTarget business and the legacy business of Informa PLC’s (“Informa”) Informa Tech division (“Informa Tech Digital Businesses”) presents challenges that may prevent us from realizing all the anticipated benefits of the transactions.

Our management team will need to devote significant attention and resources to integrating the business practices and operations of our legacy TechTarget business and the legacy Informa Tech Digital Businesses, which operated as independent businesses prior to the business combination. Potential difficulties we may encounter in the integration process include the following:

•
the difficulty in successfully integrating, or the inability to successfully integrate, our legacy TechTarget business and the legacy Informa Tech Digital Businesses, including their respective operations, technologies, products and services, in a manner that permits us to achieve the cost savings and revenue synergies anticipated to result from the combination, which could result in the anticipated benefits of the combination not being realized partly or wholly in the time frame currently anticipated or at all;
•
lost sales and customers as a result of certain customers of any of the businesses deciding not to do business with us, or deciding to decrease their amount of business in order to reduce their reliance on a single company;
•
the necessity of coordinating geographically separated organizations, systems and facilities;
•
potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the combination;
•
integrating personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;
•
consolidating and rationalizing IT platforms and administrative infrastructures as well as accounting systems and related financial reporting activities and difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures in particular; and
•
preserving important relationships of our legacy TechTarget business and the legacy Informa Tech Digital Businesses and resolving potential conflicts that may arise.

Furthermore, it is possible that the integration process could result in the loss of key employees or skilled workers of either or both of our legacy TechTarget business and the legacy Informa Tech Digital Businesses. The loss of key employees and skilled workers could adversely affect our ability to successfully conduct our business because of their experience and knowledge of our legacy TechTarget business and the legacy Informa Tech Digital Businesses. In addition, we could be adversely affected by the diversion of our management’s attention and any delays or difficulties encountered in connection with the integration of our legacy TechTarget business and the legacy Informa Tech Digital Businesses. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our segments.

If we experience difficulties with the integration process, the anticipated benefits of the combination may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on our business, results of operations, financial condition or prospects during this transition period.

Informa could engage in business and other activities that compete with us.

Informa has agreed that until the First Trigger Date (as such term is defined in that certain Stockholders Agreement, dated as of December 2, 2024, by and among us, Informa PLC and Informa US Holdings Limited (the “Stockholders Agreement”)), which applies when Informa and its subsidiaries (“Informa Group”) hold less than 50% of our common stock, the Informa Group will not acquire a Competitive Business (as defined in the Stockholders Agreement), subject to certain exceptions. Subject to the terms of the Stockholders Agreement, Informa or any of its subsidiaries may engage in certain activities notwithstanding the fact that they may compete directly or indirectly with our business. To the extent that Informa engages in the same or similar business activities or lines of business as us, or engages in business with any of our partners, customers or vendors, our ability to successfully operate and expand our business may be adversely affected.

Failure to successfully implement and operate under the Data Sharing Agreement between us and Informa could impact the potential benefits of the Transactions.

On December 2, 2024, we entered into a Data Sharing Agreement with Informa. Among other things, the Data Sharing Agreement allows us and Informa to share data. If we are unsuccessful at operating under the Data Sharing Agreement, some of the potential benefits from the combination might not be realized, such as our ability to monetize event data through our product offerings.

The corporate opportunity provisions in our Amended and Restated Certificate of Incorporation and the Stockholders Agreement may enable Informa to benefit from corporate opportunities that might otherwise be available to us.

Our Amended and Restated Certificate of Incorporation (“Charter”) and the Stockholders Agreement contain provisions related to the waiver of certain corporate opportunities that may be of interest to both us and Informa. Our Charter provides, among other things, that Informa and the other persons specified therein shall not be liable to us, our affiliates or our stockholders for breach of any fiduciary duty as our stockholder, director, or officer in connection with certain business activities and opportunities. The provisions set forth in the Stockholders Agreement provides in general that (i) a corporate opportunity offered to any individual who is our director, but not our officer or employee and who is also a director, officer or employee of Informa will belong to us only if such opportunity is expressly offered to such person solely in his or her capacity as our director and otherwise will belong to Informa and (ii) a corporate opportunity offered to any individual who is our officer or employee and also is a director, officer or employee of Informa will belong to us unless such opportunity is expressly offered to such person in his or her capacity as a director, officer or employee of Informa, in which case it will belong to Informa. The absence of a duty on the part of Informa or its affiliates to present corporate opportunities to us may have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Informa to itself or its affiliates.

Because we will depend on our ability to generate revenues from the sale and support of purchase intent driven marketing and advertising campaigns, material reductions in advertising spending will likely have an adverse effect on our revenues and operating results.

The primary source of our revenues is the sale and support of purchase intent-driven advertising campaigns to our customers. Any material reduction in advertising expenditures will likely have an adverse effect on our revenues and operating results. We believe that advertising spending on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. Some of these factors include:

•
variations in expenditures by advertisers due to budgetary constraints;
•
the cancellation or delay of projects by advertisers or by one or more significant customers;
•
the cyclical and discretionary nature of advertising spending;
•
general global economic conditions and the availability of capital, as well as economic conditions specific to the internet and online and offline media industry; and

•
the occurrence of extraordinary events, such as natural disasters, disease outbreaks (such as the novel coronavirus), acts of terrorism and international or domestic political and economic unrest.

We generate revenue from sales of subscriptions to our platforms and data, and any decline in demand or changes in preference trends for the types of products and services that we offer would negatively impact our business.

We derive a substantial amount of revenue from the sale of subscriptions to our platforms and data. Demand and preference trends for these platforms and data is affected by various factors, many of which are beyond our control. Some of these potential factors include:

•
awareness and acceptance of the market research, market insight, and lead generation platforms generally, and the growth, contraction and evolution of these platforms;
•
availability of products and services that compete with those we offer;
•
brand recognition;
•
pricing;
•
ease of adoption and use;
•
performance, features, and user experience, and the development and acceptance of new features, integrations, and capabilities;
•
customer support;
•
accessibility across several devices, operating system, and applications;
•
integration with customer relationship management and similar systems; and
•
the potential for the development of new systems and protocols for business-to-business (“B2B”) communication.

If we fail to successfully predict and address declines in demand and changes in preference trends, our business, results of operations and financial condition could be harmed.

General domestic and global economic, business or industry conditions, financial market instability, and geopolitical changes have in the past and are expected to continue to adversely affect our business, as well as our ability to forecast financial results.

The U.S. and international economies have experienced inconsistent, unpredictable growth and a certain degree of instability, magnified at times by factors including changes in the availability of credit, inflation, tariffs and trade disputes, volatile business and consumer confidence, unemployment, responses to public health crisis, including pandemics like COVID-19 and epidemics and geopolitical unrest, including from the impacts of the ongoing conflicts between Russia and Ukraine and in the Middle East. These and other macro-economic conditions have contributed to unpredictable changes in the global economy and expectations of future global economic growth. Additionally, economic weakness in the United States and international markets have adversely affected our customers and their spending decisions, causing them to reduce or delay their purchases of our offerings, which has adversely affected and are expected to continue to affect our business.

Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the economy generally, and in the IT market specifically, it will be difficult for us to accurately estimate future income and expenditures. We will not be able to predict the duration of current economic conditions or the duration or strength of an economic recovery in the United States or worldwide generally or in the IT industry or in any of its segments. Further adverse changes may occur as a result of global, domestic or regional economic conditions, changing consumer and customer confidence, inflation, unemployment, tariffs, declines in stock markets, or other factors affecting economic and geopolitical conditions generally. These macro-economic conditions may also result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges and may make it more difficult for us to make accurate forecasts of revenue, gross margin, cash flows and expenses. We recognize that these challenging macro-economic conditions have and are expected to continue to negatively affect sales of our offerings, both in the United States and internationally and could increase our exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments. The impact in the future of these macro-economic conditions on our business, results of operations, financial condition and/or liquidity is uncertain and will depend on future developments that we may not be able to accurately predict.

The areas in which we compete are rapidly evolving, which makes it difficult to forecast demand for our products and services.

The areas in which we operate are highly competitive and rapidly evolving. If there is a shift in customer demand for content, market data and market business, or if customers for these areas more quickly or more extensively than expected choose to focus their new spending on, or shift their existing spending to, other solutions that do not interoperate with our solutions, or if competitors are able to adapt more quickly to new or emerging technologies or otherwise to develop their capabilities more quickly, our products and services may not compete as effectively, if at all.

We face significant competition from online media companies as well as from social networking sites, mobile applications, traditional print and broadcast media, general purpose and search engines and generative AI. There can be no assurance that additional competitors will not enter markets that we serve and plan to serve. These competitive pressures may reduce our revenue, operating profits, or both.

In addition, we work in a range of specialist areas that could grow, decline, change or be disrupted, which could alter customer behavior, needs and preferences and change the competitive environment for our products and services. As a result, our revenues and margins could be adversely affected.

Because most of our customers are in the enterprise technology industry, our revenues are subject to characteristics of the enterprise technology industry that can affect advertising spending by B2B technology companies.

Because most of our customers are in the enterprise technology industry, the success of our business is closely linked to the health, and subject to market conditions, of the enterprise technology industry. The enterprise technology industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments, frequent new product introductions and enhancements and evolving domestic and international laws and regulations, particularly with respect to data privacy and data protection. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. Many of our customers will continue to scrutinize their spending on advertising campaigns. Prior market downturns in the enterprise technology industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by B2B technology companies and generally reduced expenditures for advertising and related services. For example, recent macroeconomic headwinds have caused general anxiety, elongated sales cycles, budget cuts and freezes at many of our customers. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings have been in the past, and could be in the future, be disproportionately affected by fluctuations, disruptions, instability or downturns in the enterprise technology industry, which may cause customers and potential customers to exit the industry or delay, cancel, reduce or reallocate any planned expenditures for our purchase intent driven marketing and sales products. Any slowdown in the formation of new B2B technology companies or decline in the growth of existing B2B technology companies, may cause a decline in demand for our offerings.

In addition, the marketing and advertising budgets of our customers may fluctuate as a result of:

•
weakness in corporate enterprise technology spending, resulting in a decline in enterprise technology marketing and advertising spending, a trend that we have seen in the past and that may continue in the future;
•
increased concentration in the enterprise technology industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in marketing and advertising spend;
•
reduced spending by combined entities following such consolidations, leading to volume and price compression and loss of revenue; and
•
the timing of marketing and advertising campaigns around new product introductions and initiatives.

Our future growth depends in large part on continued increases in sales of data-driven products and services.

We sell a suite of data-driven products and services, which are based on our Activity Intelligence analytics. We expect that data-driven products, as well as the expansion of the features in our product offerings, will be major components of our future growth. The failure of data-driven products offered by us to meet anticipated sales levels, our inability to continue to expand the features in our product offerings successfully, or the failure of our current product offerings or new products and services offered by us to achieve and then maintain widespread customer acceptance could have a material adverse effect on our business and financial results. In addition, competitors may develop a service or application that is similar to our data-driven product suite, which could also result in reduced sales for those product offerings.

The majority of our revenues are primarily derived from short-term contracts that may not be renewed.

Our customer contracts are expected to be primarily short-term, typically six to twelve months or less, and generally subject to termination by the customer with minimal notice requirements and without substantial penalty. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we may offer. In addition, we may not be successful in our efforts to convert customers from short-term contracts to longer-term contracts, particularly in light of current macroeconomic conditions. If a significant number of our customers or a few large customers decided not to continue purchasing marketing and advertising services from us, we could experience a rapid decline in our revenues over a relatively short period of time. Any factors that limit the amount our customers are willing to and do spend on marketing or advertising with us could have a material adverse effect on our business.

Because we recognize subscription revenue over the subscription term, downturns or upturns in new sales, renewals and upgrades will not be immediately reflected within our results of operations.

We recognize revenue from subscriptions to our platforms on a straight-line basis over the term of the contract subscription period beginning on the date access to the platforms is granted, provided all other revenue recognition criteria have been met. These subscription arrangements generally have contractual terms requiring advance payment for annual or quarterly periods. As a result, much of the subscription revenue reported each quarter will be the recognition of deferred revenue from recurring subscriptions entered into during previous quarters. Consequently, a decline in new or renewed recurring subscription contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of recurring subscriptions will not be reflected in full in our results of operations until future periods. This subscription model also makes it difficult for us to rapidly increase revenue through additional sales in any period, as revenue from new customers will typically be recognized over the applicable subscription term. By contrast, a majority of our costs are expected to be expensed as incurred, which could result in the recognition of more costs than revenue in the earlier portion of the subscription term, and as a result we may report greater than expected losses in any given period.

If we are unable to deliver content and services that attract and retain a critical mass of members and users, our ability to attract customers may be affected, which could in turn have an adverse effect on our revenues.

Our success depends on our ability to deliver original and compelling content and services to attract and retain members and users, as well as our ability to garner a critical mass of members on our websites or users of the BrightTALK platform. Our member and user base is primarily comprised of business professionals who demand specialized websites and content tailored to the enterprise technology product sectors for which they are responsible and that they purchase. Our content and services may not generate engagement with our websites or the BrightTALK platform or continue to attract and retain a critical mass of members and users necessary to attract customers and generate revenues consistent with those of our legacy TechTarget business or the legacy Informa Tech Digital Businesses’ (together, our “Legacy Businesses”) historical results and expectations of our future results. We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully will be subject to numerous uncertainties, including our ability to:

•
anticipate and respond successfully to rapidly changing enterprise technology developments and preferences to ensure that our content remains timely and interesting to our members;
•
attract and retain qualified editors, writers, freelancers and technical personnel;
•
fund new development for our programs and other offerings;
•
successfully expand our content offerings into new platform and delivery mechanisms; and
•
promote and strengthen the brands of our websites, webinar platform and our name.

If we are not successful in maintaining and growing our member and user base through the deployment of targeted and compelling content, our ability to retain and attract customers may be affected or we may be required to obtain licensed content which may not be at reasonable prices, which could in turn have an adverse effect on our revenues, and operating results.

We depend on internet search engines to attract a significant portion of visitors to our websites. If our websites were to become listed less prominently in search results due to changes in the search engines’ algorithms or otherwise, our business and operating results could be materially harmed.

We derive a significant portion of our website traffic from users who search for enterprise technology research and editorial content through internet search engines. A critical factor in attracting members and users to our websites, virtual events and webinar platform will be whether we are prominently displayed in response to an internet search relating to enterprise technology content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular internet search engine. The algorithms determine the order of the listing of results in response to the user’s internet search. From time to time, search engines revise their algorithms. In some instances, these modifications may be detrimental and cause our websites to be listed less prominently in unpaid search results or not at all, which we expect would result in decreased traffic from search engine users to our websites. Our websites, virtual events and webinar platform may also become listed less prominently in unpaid search results, for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites, virtual events and webinar platform. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. Although we could mitigate certain algorithm changes affecting our traffic with increased marketing expenditures, if our websites, virtual events and webinar platform are listed less prominently or not at all, in search result listings, traffic to our websites could decline, which could impact our operating results. Increased marketing spend to increase site traffic could also impact our operating results.

Further, we use SEO to enhance the visibility of our websites and optimize ranking in search engine results. Our ability to successfully manage our SEO efforts across our owned and operated websites depends on our ability to adapt and respond to changes in search engine algorithms and methodologies and changes in search query trends. If we fail to successfully manage our SEO strategy, our owned and operated websites may receive less favorable placement in organic or paid listings, which would reduce the number of visitors to our sites, decrease conversion rates and repeat business and have a detrimental effect on our ability to generate revenue.

There are a number of risks associated with our international operations, as well as the expansion of those operations, which could adversely affect our business.

We derive a significant portion of our revenues from customers with billing addresses outside of the United States. We have offices in the United Kingdom, France, Germany, Singapore, Australia, Malaysia, China, Bangladesh, Japan, Korea and India. We also publish websites in English, Spanish, French, German, Portuguese, Traditional Chinese, Simplified Chinese, Japanese and Korean, targeting members worldwide who speak those languages.

In addition to many of the same challenges we face domestically, there are additional risks and costs to doing business in international markets, including:

•
limitations on our activities in foreign countries where we have granted rights to existing business partners;
•
the degree to which our foreign-based customers transition from print to online purchase intent data;
•
the adaptation of our websites and purchase intent data programs to meet local needs;
•
our foreign-based competitors may have greater resources and more established relationships with local advertisers;
•
more restrictive data privacy and data protection regulation, which may vary by country and for which there may be little, conflicting or no guidance;
•
more restrictive website licensing and hosting requirements, which may result in our websites being blocked, may require changes to how we operate our websites, or may involve regulatory or enforcement actions against us that could be harmful to our business;
•
more extensive labor regulation, which may vary by country;
•
difficulties in staffing and managing multinational operations;
•
difficulties in finding appropriate foreign licensees or joint venture partners;
•
difficulties following changes in local business operations or structure;
•
distance, language and cultural differences in doing business with foreign entities;
•
foreign (and domestic) political and economic uncertainty;
•
less extensive adoption of the internet as an information source and increased restriction on the content of websites;
•
currency exchange-rate fluctuations; and
•
potential adverse tax requirements.

As a result, we may face difficulties and unforeseen expenses in expanding our business internationally and, if we attempt to do so, we may be unsuccessful, which could harm our business, operating results and financial condition.

Competition for customers’ marketing and advertising spending is intense, and we may not compete successfully, which could result in a material reduction in our market share, the number of our customers and our revenues.

We compete for potential customers with a number of different types of offerings and companies, including: broad based media outlets such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of companies that produce content specifically for enterprise technology and business professionals, including Gartner, Forrester, IDC, Frost and Sullivan, Bombora, Inc., Madison Logic, Inc., Demand Science, Inc., 6Sense Inc., Demandbase, Inc., ZoomInfo Technologies Inc and ON24, Inc. Customers may choose the offerings of our competitors over our offerings not only because they prefer the online offerings of our competitors over our offerings but also because customers prefer to utilize forms of marketing and advertising services not offered by us and/or to diversify their marketing and advertising expenditures. Many of our expected competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we possess. They may also offer different pricing than we offer, which could be more attractive to customers. Competitors of our Legacy Businesses have historically responded, and our competitors may in the future respond, to challenging market conditions by lowering prices to try to attract our customers. As a result, we could lose market share to our competitors and our revenues could decline.

We may experience competition from other companies with technologies and data to deliver B2B market insight and market access, and competing products and services could provide greater appeal to customers.

There are numerous fragmented competitors offering technologies and data to deliver B2B market insight and market access, including data-driven marketing and lead generation, which requires continuous innovation. There are low barriers to entry in the area of lead generation, and with continuously shifting customer needs and strategies, the monetization of leads requires frequent introductions of new technologies and of new products and services. Many prospective customers have invested substantial resources to implement, and gained substantial familiarity with, competing solutions and therefore may be reluctant or unwilling to migrate from their current solutions to our products and services. Many prospective customers may not appreciate differences in quality between our and lower-priced competitors’ products and services, and many prospective and current customers may not learn the best ways to use our products and services, making them less likely to obtain them or renew or upgrade their subscriptions. New technologies and products and services may be or become better or more attractive to prospective and current customers than our products and services, and many prospective and current customers may select or switch to competing products and services even if we do our best to innovate and provide superior products and services.

Our competitors include:

•
free sources of digital and nondigital content on the B2B markets;
•
predictive analytics and customer data platform technologies, which may specialize in market news, market insights, lead generation, audience development, or digital demand generation;
•
other vendors of market forecasts;
•
other platforms that may specialize in building relationships within the B2B markets; and
•
prospective and current customers’ internal and homegrown business contact databases.

Some current and potential customers, particularly large organizations, have elected in the past, and may elect in the future, to rely on internal and homegrown databases, software that they develop or acquire, and internal data quality teams that would reduce or eliminate the demand for our products and services. If demand for our products and services declines due to these or other factors, our business, results of operations and financial condition of could be adversely affected.

If we fail to respond to changes in data technology, competitors and potential competitors may be able to develop products and services that take market share from us, and the demand for and delivery of our products and services, as well as our market reputation, could be adversely affected.

We rely on key counterparties to support our business and help deliver certain of our products, including integration with third-party applications and systems that we do not control.

We work with a number of key counterparties to support our business and help deliver certain of our products and services. A failure in key counterparty relationships or services could adversely affect the delivery of certain products and services that we offer and otherwise disrupt our business activities, which in turn could adversely affect customer satisfaction, our relationship with our key counterparties and our results of operations. Periods of extreme economic instability and disruption could also adversely affect the stability of these counterparties.

In addition, legacy TechTarget technologies allow our platforms to interoperate with various third-party applications which are critically important to our business. The functionality of these integrations will depend on access to the third-party applications, and access is not within our control. Some of our expected competitors own, develop, operate or distribute, or have material business relationships with companies that own, develop, operate or distribute, CRM and similar systems into which our legacy platforms integrate. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their CRM and similar systems or those of their business partners.

Third-party systems are constantly evolving, and it is difficult to predict with certainty the challenges that we may encounter in developing our platforms for use in conjunction with such third-party systems. We may not be able to modify integrations to assure compatibility with the third-party systems following changes to these systems. Some operators of CRM and similar systems may cease to permit access or integration with our platforms. This could result in our customers no longer having a convenient way to integrate our products and services into their CRM of choice.

We may not innovate at a successful pace, which could harm our operating results.

The industry in which we operate is rapidly adopting new technologies and standards (including the adoption and deployment of AI to both enhance our product offerings and customers' experience and to streamline our operating processes) to create and satisfy the demands of users and advertisers. It is critical that we innovate by anticipating and adapting to these changes (including the potential adoption of additional AI solutions) to ensure that our content-delivery, demand generation and data-driven products and services remain effective and interesting to our members, customers and partners. In addition, we may need to make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose members and the customers that seek to reach those members, which could harm our operating results. Existing and planned efforts to develop new products, including any subscription-based offerings, may be costly and ultimately not successful, which could harm our operating results.

We may be unable to continue to build awareness of our brands, which could negatively impact our business and cause our revenues to decline.

Building recognition of our brands and maintaining recognition of the brands of our Legacy Businesses will be critical to our ability to attract and retain our member base. We intend to continue to build the brands of our Legacy Businesses and introduce new brands that will resonate with our targeted audiences. In order to promote these brands, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our customers. If we fail to promote our brands and maintain the brands of our Legacy Businesses effectively, or incur excessive expenses attempting to promote and maintain these brands, our business and financial results may suffer.

If we do not retain our key personnel, our ability to execute our business strategy will be adversely affected.

Our success depends to a significant extent upon the recruitment, retention and effective succession of our executive officers and key management. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, financial and administrative skills that are critical to the operation of our business. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our business and operating results.

We may not be able to attract, hire and retain qualified personnel cost-effectively, which could impact the quality of our content and services and the effectiveness and efficiency of our management, resulting in increased costs and reduced revenues.

Our success depends on our ability to attract, hire and retain qualified technical, editorial, sales and marketing, customer support, financial and accounting and other managerial personnel at commercially reasonable rates. The competition for personnel in the industries in which we operate is intense. Our personnel are able to terminate their employment at any time for any reason. Loss of personnel may result in increased costs associated with replacement hiring and training. If we fail to attract and hire new personnel or retain and motivate our existing personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services. In particular, our success will depend in significant part on maintaining and growing an effective sales and customer retention force. This dependence involves a number of challenges, including the need to hire, integrate, motivate and retain additional sales and sales support personnel and train new sales personnel, many of whom lack sales experience when they are hired, as well as increased competition from other companies in hiring and retaining sales personnel.

In December 2022, our legacy TechTarget business committed to a restructuring plan intended to generate operational efficiencies, strengthen our financial position through reducing costs, and better align our operations with our strategic objectives. The plan involved streamlining the operations of certain of our legacy TechTarget business units and included the elimination of approximately 60 positions, or approximately 5% of our legacy TechTarget workforce. We may find it more difficult to hire and retain qualified personnel as a result of the 2022 restructuring plan of our legacy TechTarget business.

We may fail to identify or successfully acquire and integrate businesses, products and technologies that would otherwise enhance our product and service offerings to our customers and members, and as a result our revenues may decline or fail to grow.

Our Legacy Businesses have acquired, and we may in the future acquire or invest in, complementary businesses, products or technologies. Acquisitions and investments involve numerous risks including:

•
difficulty in assimilating the operations and personnel of acquired businesses;
•
potential disruption of our ongoing businesses and distraction of our management and the management of acquired companies;
•
difficulty in incorporating acquired technology and rights into our offerings and services, which could result in additional expenses and/or technical difficulties in delivering our product and service offerings;
•
potential failure to achieve additional sales and enhance our customer base through cross-marketing of our products and services to new and existing customers;
•
potential detrimental impact to our pricing based on the historical pricing of any acquired business with common customers and the market generally;
•
potential litigation resulting from our business combinations or acquisition activities; and
•
potential unknown liabilities associated with the acquired businesses.

Our inability to integrate any acquired business successfully, or the failure to achieve any expected synergies, could result in increased expenses and a reduction in expected revenues or revenue growth. As a result, our revenues, results of operations or stock price could fluctuate or decline. In addition, we may not be able to identify or successfully complete acquisitions, which could impact our ability to expand into complementary sectors in the future.

We may have limited protection of our intellectual property rights which others could infringe.

Our success and ability to compete will be dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property will include, among other things, our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our services, the various databases of information that we maintain and make available by license, and the appearances of the websites we operate.

We and our Legacy Businesses have both claimed common law and registered trademark protections in certain brands. Despite claiming and applying to register some of their marks in the United States and other countries where we do business, neither we nor our Legacy Businesses have been able to obtain registration of their respective marks in certain U.S. and non-U.S. jurisdictions due to prior registration or use by third parties employing similar marks and other challenges. We claim common law protection on certain names and marks that our Legacy Businesses have used in connection with our business activities and the activities we conduct in connection with our business activities, however, there is a risk that challenges that were faced individually by our Legacy Businesses will also be raised for the brands and marks of our businesses. New challenges may also be raised against us as we seek intellectual property protections. In addition to U.S. and foreign laws and registration processes, we and our Legacy Businesses have relied on confidentiality agreements and intellectual property assignment agreements with our employees and third parties and other protective contractual provisions to safeguard our intellectual property. Despite efforts to protect intellectual property by our Legacy Business, unauthorized activities may take place and could impact us as we rely on prior protections put in place and future protections that we put in place. We may also experience issues from prior acquisitions of intellectual property made by our Legacy Businesses, together with the costs and difficulties of combining and integrating the intellectual property of our Legacy Businesses into our business.

Policing our intellectual property rights and identifying infringers worldwide will be a difficult task, and even if we are able to identify infringers, we may not be able to stop them from infringing our intellectual property. We cannot be certain that third party licensees of our content will adequately protect our proprietary rights. Intellectual property laws and our agreements may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. In addition, others may develop non-infringing technologies that are similar or superior to those offered by us. In seeking to protect our marks, copyrights, domain names and other proprietary rights, we could face costly litigation and the diversion of our management’s attention and resources.

Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any impairment in the value of these important assets could cause the price of our common stock to decline.

Claims from third parties based on the content created by us and third parties on our websites could result in costly litigation, payment of damages or the need to revise the way we conduct our business.

We could be subject to infringement claims from third parties, which may or may not have merit. Due to the nature of content that will be published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we may face potential liability based on a variety of theories, including defamation, libel, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our members could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our internet sites by third parties. For example, many of our sites offer members an opportunity to post comments and opinions that are not moderated. Some of this member-generated content may infringe on third party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. These claims could also result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high-quality provider of unbiased, timely analysis and result in customer cancellations or overall decreased demand for our services. We may not have, in all cases, conducted formal evaluations of our content, technology and services to determine whether they expose us to any liability of the sort described above. As a result, we cannot be certain that our technology, offerings, services or online content will not infringe upon the intellectual property or other rights of third parties. If we were found to have infringed on a third party’s intellectual property rights or otherwise found liable for damages as a result of such claims, the value of our brands, our Legacy Businesses’ brands and business reputations could be impaired, and our business could suffer.

Changes in laws and standards relating to marketing, data collection and use, and the privacy of internet users could impact our ability to conduct our business and thereby decrease our marketing and advertising service revenues while imposing significant compliance costs on us.

We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the U.S. Federal Trade Commission (the “FTC”) and state and local agencies, as well as privacy, data protection and cybersecurity laws in jurisdictions outside of the United States. We use e-mail as a significant means of communicating with our members and users. We may also use contact information provided during the enrollment process, including e-mail addresses and telephone numbers, for marketing purposes to our members and users. Our partners may also use contact information to market their products or services to our members and users. The laws and regulations governing the use of e-mail and other contact information for marketing purposes continues to evolve, and the growth and development of commerce over the Internet may lead to the adoption of additional legislation, changes to existing laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted and/or amended or modified to impose additional restrictions on our ability to send e-mails or use other means to contact our actual or potential members and users, we may not be able to communicate with such members and users in a cost-effective manner. In addition, Internet service providers, software programs and others may block the transmission of unsolicited e-mail, commonly known as “spam.” If such a provider or program identifies us emails as “spam,” our emails could be blocked to our actual or potential members and users. If we are unable to communicate by e-mail with our actual or potential members and users as a result of legislation, blockage or otherwise, our business, operating results and financial condition could be harmed.

We collect and process information from visitors, members or users on our websites, platforms, or co-branded sites. Privacy policies and practices concerning the collection, use, and disclosure of member, user and visitor information are posted on our websites. Subject to applicable law and each member’s, user’s and visitor’s permission (depending on the applicable needs and requirements of different countries’ laws), we may use the information we collect to inform our members, and users and visitors of services may be of interest to them. We may also share this information with our customers for members and users who have elected to receive additional promotional materials and have expressly or implicitly granted us permission to share their information with third parties. We also collect information based on the activity of our visitors, members and users on our websites.

Although we believe our efforts materially comply with applicable international, federal and state laws and regulations and such efforts will not materially harm our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect member and user information and provide more targeted content and detailed lead data to our customers which may limit the growth of our audience and revenues. Additionally, governmental authorities, such as the FTC, U.S. state attorneys general, and courts may interpret or apply consumer and data protection laws to require that the online collection, use and dissemination of data, and the presentation of website content, comply with certain standards for notice, choice, security and access, which could also be subject to conflicting or differing interpretations. We believe that we are in material compliance with applicable consumer and data protection laws, but a determination by a state or federal agency or court that any of our practices do not comply with applicable laws and regulations could result in civil or criminal liability, adverse publicity and negatively affect our businesses. New interpretations of these standards could also require us to incur additional compliance costs and restrict our business operations.

Data privacy laws also are expanding across the United States in ways that may impact our business. For example, the state of California has adopted a comprehensive data privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020. The CCPA was amended in January 2023 by the California Privacy Rights Act (“CPRA”), which expanded consumers’ rights and data collection and processing obligations, including with respect to certain sensitive personal information. In addition, other states, such as Virginia, Colorado, Connecticut, Utah, Tennessee, Oregon, and Texas, among others, have passed comprehensive state data privacy laws similar to the CCPA and CPRA, which are either in effect or will go into effect in the near future. Additional states may likely pass similar data privacy laws in the future. These data privacy laws and regulations create obligations related to the collection and processing of personal information that may impose additional costs and obligations on us and impact our ability to conduct our business. Governmental authorities also are addressing certain data practices (such as marketing), the collection of certain types of personal data (e.g., biometrics or children’s data) or otherwise addressing privacy concerns in various ways. These data privacy laws and regulations may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. We may be required to devote substantial resources to implement and maintain compliance with these laws, and noncompliance could result in regulatory investigations and fines or private litigation.

The U.S. Congress also is considering comprehensive federal data privacy legislation. At this time, it is unclear whether Congress will pass such a law and if so, when and what it will require and prohibit, and how it will interact with currently enacted or future comprehensive state data privacy laws and requirements under existing US federal laws related to personal data, including the CAN-SPAM Act and TCPA. The adoption of comprehensive federal data privacy legislation may require us to incur significant costs for compliance, which may adversely affect our business and operating results.

Data privacy laws are also growing in many countries around the world that may impact our business. The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established their own data security and privacy regulatory frameworks with which we need to comply. For example, the EU and its member states, and the United Kingdom enacted laws and regulations governing the collection, processing and use of personal information obtained from their citizens. We may also be subject data privacy and protection laws in other jurisdictions, such as Canada’s Personal Information Protection and Electronic Documents Act, Brazil’s Lei Geral de Proteção de Dados Pessoais, Australia’s Privacy Act, India’s Digital Personal Data Protection Act, Saudi Arabia’s Personal Data Protection Law, China’s Personal Information Protection Law, and Japan’s Act on the Protection of Personal Information. Regulations in these and other jurisdictions have focused on the collection, processing, transfer, use, disclosure and security of personal information, such as an individual’s name, e-mail address or online identifier (such as an IP address). These laws may also provide consumers the right to access the information that a company has collected on them, correct it, request that it be deleted, or to stop the sale of such information to third parties.

The GDPR of the EU became effective in May 2018 and was designed to, among other things, harmonize disparate data privacy laws found across Europe. The GDPR implemented more rigorous principles relating to the data privacy and protection, including enhanced disclosure requirements regarding how personal information is obtained, used and shared; limitations on the purpose and storage of personal information; mandatory data breach notification requirements and enhanced standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR’s application and scope are extensive and penalties for non-compliance are significant, including fines of up to 20 million Euros or 4% of total worldwide revenue. Further, other laws that the EU is considering, if enacted, could disrupt our ability to use or transfer data or to market and sell our products and services, which could have a material adverse effect on our business, financial condition, and operating results. New and evolving requirements may also impact transfers of personal data from other countries to the United States, particularly transfers from members of the EU. In addition, we may also be required to meet standards for cross-border personal data transfers imposed by UK regulatory authorities. In the event that we are deemed not in compliance with the GDPR or EU or UK law, or fails to maintain compliance, then we would be exposed to material damages, costs and/or fines if a EU or UK regulator or resident commenced an action and could cause considerable harm to us and our reputation (including requiring notification to customers, regulators, members and/or users), loss of confidence in our services and deter customers from using our services.

Our customers may implement compliance measures that do not align with their services, which could limit the scope and delivery of services we are able to provide. Customers may also require us to implement additional privacy and security measures or impose other contractual obligations including, but not limited to, indemnification and liability obligations, which may cause us to incur potential business disruptions and expenses. If our policies and practices, or those of our customers, are, or are perceived to be, insufficient or if our members, users, visitors or customers have concerns regarding our data privacy and protection practices, we could be subject to enforcement actions or investigations by regulators, lawsuits by private parties or experience reduced member, user and visitor engagement, each of which could have a material adverse effect on our business.

We also work with our partners to deliver targeted marketing and advertisements based on members’, users’ and visitors’ perceived commercial interests. Many of our members, users and visitors voluntarily provide us with contact and other information when they visit or interact with our websites. We utilize data from third-party sources to augment our member and user profiles, including data provided by Informa under the Data Sharing Agreement and marketing databases so we can personalize content, enhance analytical capabilities, better target our marketing programs and better qualify leads for our customers. However, if visitor, member and/or user sentiment regarding the sharing of information changes, such as visitors to our websites refusing to provide contact and other information, our ability to personalize content and provide targeted marketing solutions would be materially impaired. If members and users choose to opt-out of behavioral targeting, it would be more difficult for us to offer targeted marketing programs for our customers. If we are unable to acquire data from third-party sources for whatever reason, or if there is a marked increase in the cost of obtaining such data, our ability to personalize content and provide marketing solutions could be negatively impacted.

New and expanding proposals for laws and regulations regarding “Do Not Track” requirements that protect visitors’, members’ and users’ and right to choose whether or not to be tracked online may allow consumers to have greater control over the use of their information collected online, forbid the collection or use of such information, demand a business to comply with their choice to opt-out of such collection or use and place limits upon the disclosure of such information to third-party websites. Any such laws and regulations could have a significant impact on the operation of our advertising and data businesses. U.S. regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies or other tracking tools. Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various binding industry self-regulatory codes of conduct and best practice guidelines for online behavioral advertising (“OBA”) and similar activities. These codes of conduct and best practice guidelines govern, among other things, the ways in which companies can collect, use and disclose user information for OBA purposes, including how companies must give notice of these practices, and what choices companies must provide to consumers regarding these practices.

We may be required or otherwise choose to adopt “Do Not Track” mechanisms and abide by certain self-regulatory principles promulgated by the Digital Advertising Alliance and others for OBA and similar activities, which may impair our ability to use our existing tracking technologies, to collect and sell member and user behavioral data, and engage with other third parties. This could cause our net revenues to decline and adversely affect our operating results.

We endeavor to be in material compliance with all applicable laws, regulations and self-regulatory data privacy and protection regimes. However, as referenced above, these laws, regulations and self-regulatory regimes may be modified, and/or new laws may be enacted in the future, which could materially affect our business. Further, data protection authorities may interpret existing laws in new or conflicting ways. We may deploy new products and services from time to time, which may also require us to change our compliance practices. Any such developments (or developments stemming from the enactment or modification of other laws) or our failure to anticipate the application or interpretation of these laws accurately could create liability for us, result in adverse publicity, increase our future compliance costs, make our products and services less attractive to our members, users, visitors and customers, or cause us to change or limit our business practices and materially affect our business and operating results. Further, any failure or perceived failure on our part to comply with any relevant laws or regulations may subject us to significant civil, criminal or contractual liabilities.

The loss of personal, confidential, and/or proprietary information due to our cybersecurity systems or the systems of our customers, vendors, or partners being breached could cause us to incur significant legal and financial exposure and liability, and materially adversely affect our business, operating results and reputation.

We retain personal, confidential, and/or proprietary information relating to our members and users, employees, and customers in secure database servers. The industry in which we operate is prone to cyber-attacks by third parties seeking access to our data or the data we collect from our website visitors and members, or to disrupt our ability to provide service. The Legacy Businesses have experienced and we will likely experience additional cyber-attacks targeting our database servers and information systems. Cyber-attacks may involve viruses, malware, ransomware, distributed denial-of-service attacks, phishing or other forms of social engineering (predominantly spear phishing attacks), and other methods seeking to gain unlawful access. We may not be able to prevent unauthorized access to these secure database servers and information systems as a result of these third party actions, including intentional misconduct by criminal organizations and hackers or as a result of employee error, malfeasance or otherwise. A security breach could result in intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, the misappropriation of personal, confidential and/or proprietary information, disruptions in our service, and in the unauthorized access to the data of our customers or our data, including intellectual property, business opportunity, and other confidential business information. Additionally, third parties may attempt to fraudulently induce our employees, vendors, or customers into disclosing access credentials such as usernames, passwords or keys in order to gain access to our database servers and information systems.

Our online networks could also be affected by cyber-attacks, and we could inadvertently transmit viruses across our networks to our members, customers or other third parties. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although our Legacy Businesses developed systems and processes that are designed to protect their data and user data, to prevent data loss, to disable undesirable accounts and activities on their platforms, and to prevent or detect security breaches, we cannot assure that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.

Providing unimpeded access to our online networks is critical to engaging with our website visitors and members and providing superior service to our customers. Our inability to provide continuous access to our online networks could cause some of our customers to discontinue purchasing marketing and advertising programs and services and/or prevent or deter our members from accessing our networks. We may be required to expend significant capital and other resources to protect against cyber-attacks. We cannot assure you that any contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that our customers or other parties will accept such contractual provisions as part of our agreements.

Many states and foreign jurisdictions in which we operate have enacted laws and regulations that will require us to notify our members, website visitors, customers and, in some cases, governmental authorities and credit bureaus, in the event that certain personal information is accessed, or believed to have been accessed, without authorization. Certain regulations also require proscriptive policies to protect against such unauthorized access. Additionally, increasing regulatory demands will require us to provide heightened protection of personal information to prevent identity theft and the disclosure of sensitive information. Should we experience a loss of personal, confidential, and/or proprietary information, then efforts to regain compliance and address penalties imposed by contractual provisions or governmental authorities could increase our costs significantly.

If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material, in addition to potential costs related to regulatory investigations in the United States or other countries. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential consumer information, could have a material adverse effect on our business, reputation and financial condition. There is no assurance that privacy and security-related safeguards we implement will protect us from all risks associated with the processing (by us or our service providers), storage and transmission of such information.

Our business, which is dependent on centrally located communications, computer hardware systems and cloud-based infrastructure providers, is vulnerable to natural disasters, telecommunication and systems failures, terrorism and other problems, as well as disruption due to maintenance or high volume, all of which could reduce traffic on our networks or websites and which could result in a negative impact on our business.

Our operations are dependent on our communications systems, computer hardware and cloud-based infrastructure providers, all of which are located in data centers operated by third parties. These systems could be damaged by natural disasters, power loss, telecommunication failures, viruses, and hacking, and our cloud-based infrastructure providers could take actions, such as establishing unfavorable pricing terms or limiting access to service and other similar events outside of our control, which would impact our ability to run our operations. Our insurance policies are expected to have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our customers or our vendors which could adversely impact our revenues, costs and expenses and financial position. We are generally uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

Our ability to attract and maintain relationships with our members, customers and partners will depend on the satisfactory performance, reliability and availability of our internet infrastructure. Our internet marketing and advertising revenues will relate directly to the number of advertisements and other marketing opportunities delivered to our members. System interruptions or delays that result in the unavailability of websites or slower response times for members would reduce the number of advertising impressions and leads delivered to our customers. This could reduce our revenues as the attractiveness of our websites to our members and advertisers decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence.

In addition, our networks and websites must accommodate a high volume of traffic and deliver frequently updated information. The Legacy Businesses have experienced, and we may experience in the future, slower response times due to higher than expected traffic, or decreased traffic, for a variety of reasons. There have been instances where the Legacy Businesses online networks as a whole, or their respective websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general internet problems, routing and equipment problems involving third party internet access providers, problems with third party advertising servers, increased traffic to our servers, viruses and other security breaches that are out of our control. In addition, our members depend on internet service providers and online service providers for access to our online networks or websites. Those providers have experienced outages and delays in the past and may experience outages or delays in the future. A prolonged outage of critical systems, networks or similar services would inhibit the delivery of products and services, increase costs, and adversely affect customer experience and reputation. Serious disruption could affect day-to-day operations and, potentially, colleague engagement. Moreover, our internet infrastructure might not be able to support continued growth of our online networks or websites. To effectively manage growth, these systems require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and business needs. Any of these problems could result in less traffic to our networks or websites or harm the perception of our networks or websites as reliable sources of information. Less traffic on our networks and websites or periodic interruptions in service could have the effect of reducing demand for marketing and advertising on our networks or websites, thereby reducing our revenues.

Our business depends on continued and unimpeded access to the internet by us and our members and users. If government regulations relating to the internet change, internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of customers.

Our products and services will depend on the ability of our members and users to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of member access to our advertisements or our third party publishers’ advertisements by restricting or prohibiting the use of infrastructure to support or facilitate our offerings, or by charging increased fees to us or our members to provide our offerings. On December 14, 2017, the Federal Communications Commission voted to repeal the net neutrality rules which were intended, in part, to prevent network operators from discriminating against legal traffic that traverses their networks. It is unclear whether or if such a repeal will be subject to challenge or preemption if the U.S. Congress passes new laws regarding net neutrality.

In addition, as we expand internationally, government regulations concerning the internet, in particular net neutrality, may be nascent or non-existent. Governments of one or more countries may seek to limit access to the platforms, or certain features of the platforms, or may seek to impose other restrictions that could adversely affect the availability of the platforms, or certain features of the platforms, for an extended period of time or indefinitely. In addition, governments in certain countries may seek to block or restrict access to the platforms if they consider the businesses to be in violation of their laws, including privacy laws, and may require the businesses to disclose or provide access to information in their possession. If we fail to anticipate developments in the law or fail for any reason to comply with applicable law, the platforms could be further blocked or restricted, and we could be exposed to significant liability that could harm the business. This regulatory environment, coupled with the potentially significant political and economic power of local network operators, could cause us to experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense, or otherwise negatively affect our business. Such interference could result in a loss of existing customers, and increased costs, and could impair our ability to attract new customers, thereby harming our revenues and growth.

We may face risks associated with our use of certain AI, machine learning, and large language models.

Our business uses AI and machine learning (“AI/ML”) technologies, including those offered by third parties, to enhance our content, audience engagement, and overall service offerings and to drive innovation and organizational efficiencies. We also plan to explore, develop, and introduce new AI/ML capabilities and large language models, including generative AI features, into our service offerings and platforms to offer enhanced application functionality, updated product offerings, and improved customer experiences. As with many new and emerging technologies, the use of AI/ML presents risks and challenges that could affect their adoption, and therefore our business. If we enable or offer AI/ML features and solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social, economic, or political contexts, we may experience brand or reputational harm, competitive harm, or legal liability. Additionally, the use of AI/ML technologies may result in inaccurate outputs, contain biased information, or expose us to other risks, which could result in incidents that cause harm to our business, customers and other individuals. These deficiencies and other failures of AI/ML technologies could subject us to regulatory action, legal liability, including under new and proposed state, federal, and international rules and laws regulating AI/ML, as well as new applications or interpretations of existing data protection, privacy, intellectual property, and other laws.

Issues around the implementation and use of AI/ML technologies are complex and the regulatory landscape continues to evolve. It is likely that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in new ways that would affect our business and the ways in which we use, or contemplate the use of, AI/ML technology, our financial condition, and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, the EU’s Artificial Intelligence Act (“AI Act”) introduces a regulatory landscape that businesses will need to navigate with caution. The AI Act’s stringent measures against certain AI/ML applications may impact businesses in this sector. Such measures include prohibitions on AI/ML technologies that utilize sensitive personal attributes for biometric categorization, restrictions on indiscriminate collection of facial images for recognition databases, and limitations on emotion recognition systems that could be employed in consumer analysis or employee monitoring. Businesses must also be aware of the comprehensive transparency requirements mandated for general-purpose AI systems. This entails maintaining detailed technical documentation and ensuring compliance with the EU’s copyright laws, with even more rigorous standards for high-impact general AI/ML models. These models require exhaustive evaluations, risk assessments related to systemic impacts, adversarial testing and reporting on aspects like energy efficiency, indicating a significant compliance burden for businesses. The scale of penalties for non-compliance is material, underscoring the importance of adherence to the new regulations where applicable. To comply with the AI Act, businesses like us will need to take a proactive approach to regulatory compliance, risk management and infrastructure investment.

Further, potential government regulation related to AI/ML use and ethics may also increase the burden and cost of compliance and utilization of AI/ML, and failure to properly remediate AI/ML usage or ethics issues may cause public confidence in AI/ML to be undermined, which could slow their adoption in our offerings and services. In addition, market acceptance of AI/ML is uncertain, and we may be unsuccessful in our service and product development efforts. Any of these factors could adversely affect our business, financial condition, and results of operations.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

In connection with the preparation of the consolidated financial statements as of and for the year ended December 31, 2024, we identified material weaknesses in internal control over financial reporting that resulted in our inability to timely file our Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Please refer to Item 9A. Controls and Procedures for additional information regarding the identified material weaknesses. Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Ensuring that we have adequate internal control over financial reporting in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Commencing with our fiscal year ending December 31, 2025, we will need to document and test our internal control over financial reporting in connection with the requirements of Section 404 of the Sarbanes-Oxley Act and, as part of that documentation and testing, our management will need to identify areas for further attention and improvement. Implementing any appropriate changes to our internal control over financial reporting may entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. For example, we expect that we will need to design and implement financial reporting and management review controls, together with IT general and application controls for all systems that are relevant to financial reporting, the cost of which may be significant. These changes may not, however, be effective in maintaining effective internal controls over financial reporting, and any failure to maintain that effectiveness, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions regarding the effectiveness of our internal controls over financial reporting or that we are unable to produce accurate financial statements may materially and adversely affect the price of our common stock.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to expand our sales and marketing and service development efforts or to make acquisitions. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our sales and marketing and research and development efforts or take advantage of acquisition or other opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to our common stockholders to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders, other than Informa, may experience dilution, and the new equity securities could have rights senior to those of our common stock. Any debt financing is likely to have financial and other covenants that could have an adverse impact on our business if we do not achieve our projected results. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet resulted in a decrease in earnings and could result in our stock price declining

Informa TechTarget has acquired assets and businesses over time, some of which have resulted in the recording of a significant amount of goodwill and/or intangible assets in our consolidated financial statements. We had $973.4 million of goodwill and $808.7 million of net intangible assets as of December 31, 2024. The goodwill was recorded because the fair value of the net tangible assets and/or intangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. We will evaluate goodwill for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We will evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. For the years ended December 31, 2024 and 2023, we recorded an impairment charge of $66.2 million and $139.6 million, respectively, related to goodwill in the Industry Dive reporting unit. If we acquire new assets and businesses in the future, as we expect we will, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline. The assets related to these business could be at risk for future impairment should global economic conditions continue to deteriorate beyond current expectations, including the continuing decline of our stock price.

Impairment charges have in the past and may in the future adversely affect our operating results.

We face impairment risk related to our assets. We have a substantial amount of goodwill and intangible assets, primarily customer relationships, on our balance sheet. We review the goodwill for impairment when events occur or circumstances change that indicate that the fair value of the reporting unit may be below its carrying amount, and, at a minimum, on an annual basis. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenues, and a continued decline in our share price for a sustained period of time, among other factors, are indicators that the carrying value of our goodwill may not be recoverable. In addition, our long-lived asset groups, which include our definite lived intangible assets such as customer relationships, are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. We may in the future be required to record an asset impairment charge that, if incurred, could have a material adverse effect on our financial statements.

Our significant indebtedness could adversely affect our financial condition.

As of December 31, 2024, we had $3.04 million in aggregate principal amount of 0.125% convertible senior notes due 2025 and $414.00 million in aggregate principal of 0.0% convertible senior notes due 2026 (collectively, the “convertible notes”) outstanding. On December 20, 2024, we announced a tender offer for the convertible notes, which closed on January 23, 2025, with substantially all the convertible notes being tendered. In addition, on December 2, 2024, we entered into a $250 million unsecured five-year revolving credit facility (the “Credit Facility”) with Informa Group Holdings Limited, a subsidiary of Informa, as administrative agent, and the lenders from time to time party thereto. The significant amount of indebtedness we carry and may carry in the future could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes.

Our outstanding indebtedness may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels. Our ability to refinance or repay at maturity our indebtedness will depend on the capital markets and our financial condition at such time, and we ultimately may not be able to do so on desirable terms or at all, which could result in a default under our debt obligations. Any or all of the above events and/or factors could have an adverse effect on our results of operations and financial condition.

Taxing authorities may successfully assert that the Legacy Businesses should have collected, or in the future we should collect, sales and use, value added, or similar taxes, and we could be subject to liability with respect to past sales by the Legacy Businesses or future sales, which could adversely affect our results of operations.

The Legacy Businesses did not collect sales and use, value added, or similar taxes in all jurisdictions in which they have sales, based on their understanding that such taxes are not applicable. Sales and use, value added, and similar tax laws and rates vary by jurisdiction. Certain jurisdictions in which the Legacy Businesses do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest, or future requirements, may adversely affect our results of operations.

Changes in applicable tax laws could result in adverse tax consequences to us.

Our tax positions could be adversely impacted by changes to tax laws, tax treaties, or tax regulations or the interpretation or enforcement thereof by any tax authority in which we file income tax returns, particularly in the United States and the United Kingdom. We cannot predict the outcome of any specific legislative proposals.

Global taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development (“OECD”) recommendations aimed at preventing perceived base erosion and profit shifting by multinational corporations. While these recommendations do not change tax law, the countries where we operate may implement legislation or take unilateral actions which may result in adverse effects to our future income tax provision and financial statements.

Risks Related to the Ownership of Our Common Stock

We are controlled by Informa. The interests of Informa may differ from the interests of our other stockholders.

Informa beneficially owns 58% of our outstanding common stock. Under the Stockholders Agreement, Informa has the right under certain circumstances to acquire additional equity securities from us pursuant to pre-agreed procedures, preemptive rights and percentage maintenance rights without the approval of a related party transaction committee (“RPT Committee”).

Through its ownership of at least a majority of the shares of our common stock and the provisions set forth in our Charter, our Amended and Restated Bylaws and the Stockholders Agreement, Informa has the ability to designate and elect a majority of our board of directors. The Stockholders Agreement provides that, for so long as Informa beneficially owns more than 50% of the outstanding shares of our common stock, to the extent permitted by applicable law, unless otherwise agreed to in writing by Informa US Holdings Limited (“Informa HoldCo”), we will avail ourself of certain available “Controlled Company” exemptions to the corporate governance listing standards of the Nasdaq Global Select Market (in whole or in part, as requested by Informa HoldCo) that would otherwise require us to, among other things, have a majority of the board of directors consisting of independent directors and an independent compensation committee.

Under the Stockholders Agreement, our board of directors has three directors not designated by Informa and five directors designated by Informa, as well as our Chief Executive Officer, who is employed by an affiliate of Informa and provides services to us under a secondment agreement.

Pursuant to the terms of the Stockholders Agreement, Informa has the right to consent to certain material actions by us and our subsidiaries for so long as it maintains certain ownership percentages, including over certain mergers and acquisitions, sales of assets, the incurrence of indebtedness, issuances of securities and the termination of the employment or the appointment of a new Chief Executive Officer. For as long as Informa beneficially owns a majority of the outstanding shares of our common stock, Informa will also have control over certain matters submitted to our stockholders for approval, including the election of directors, the adoption of amendments to our Charter that do not require approval by the holders of separate classes or series of capital stock and the approval of certain mergers, consolidations or sales of all or substantially all of our assets. Subject to the terms of the Stockholders Agreement, Informa has agreed to vote in favor of the election of director nominees not designated by Informa. Informa and its subsidiaries may have different interests than other holders of our common stock and may make decisions adverse to your interests.

Among other things, Informa’s control could delay, defer, or prevent a sale of our business that our other stockholders support, or, conversely, this control could result in the consummation of such a transaction that other stockholders do not support. This concentrated control could discourage a potential investor from seeking to acquire our common stock and, as a result, might impact the market price of our common stock.

Certain of our directors will have to navigate potential conflicts of interest arising from their relationship with Informa. Such relationships may result in such directors having interests that may be different from or in addition to the interests of our stockholders generally for certain decisions.

Three of the nine members on our board of directors are employed by and/or serve as directors of Informa. Such directors, including our CEO Gary Nugent, have to navigate conflicts between their duties to us and their duties to, and interests in, Informa, which may be different from or in addition to those in our business and our stockholders generally.

Our Chief Executive Officer provides services to the Company through a secondment agreement rather than being directly employed by us.

Gary Nugent serves as our Chief Executive Officer through a secondment arrangement with an Informa affiliate, Informa Support Services, Inc. (“ISSI”). While this structure allows our organization to benefit from Mr. Nugent's extensive leadership experience and important connections within the broader Informa group, Mr. Nugent also understands that this structure and the interests of Informa, as our majority stockholder, and its affiliates may differ from the interests of other stockholders generally and that the secondment arrangement may present conflicts of interest with respect to the performance of his duties to us. Mr. Nugent, nevertheless, remains committed to complying with his fiduciary responsibilities toward our Company and all stockholders and will continue to perform his duties in a manner consistent with the obligations that he owes to us.

Mr. Nugent must balance multiple professional responsibilities and fiduciary duties to both us and Informa under the secondment arrangement. Understanding that his customary fiduciary duties can create conflicts of interest where our interests and the interests of Informa diverge, our governance framework has been structured to acknowledge areas where strategic priorities and conflicts of interest may require further consideration. These include but are not limited to:

•
Business strategy development and implementation
•
Resource allocation and investment decisions, including funding and capital management
•
Regulatory compliance and proceedings
•
Inter-company collaborations with Informa or Informa entities
•
Information management and strategic communications
•
Talent recruitment, retention, development and organizational structures
•
Financial planning including dividend strategies
•
Strategic growth opportunities and partnerships

While our governance framework provides us with measures to mitigate potential risks relating to conflicts of interest, Mr. Nugent’s employment arrangement and affiliation with Informa may give rise to actual conflicts of interest.

Informa is prohibited, subject to certain exceptions, from transferring shares of our common stock or acquiring more shares of our common stock until the second anniversary of the closing of the combination of the Legacy Businesses, after which, subject to restrictions, it will be permitted to transfer its shares of our common stock and acquire more shares of our common stock, which could have a negative impact on our stock price or ability to maintain compliance with the Nasdaq Global Select Market’s continued listing requirements.

For two years following the completion of the combination of the Legacy Businesses (unless the Third Trigger Date (as defined in the Stockholders Agreement) has occurred prior to such date), Informa is prohibited from transferring any of its shares of our common stock other than to a controlled affiliate of Informa, without the approval of an RPT Committee. Following such two-year lock-up period, the Informa Group will be permitted, subject to restrictions, to sell or otherwise transfer shares of our common stock, including in public offerings pursuant to registration rights to be granted by us. Any such sale or other transfer could significantly increase the number of shares of our common stock available to be traded in the equity markets, which could cause a decrease in the trading price of shares of our common stock. In addition, even if Informa does not transfer a large number of its shares into the market, the potential for Informa to sell large numbers of shares into the market may depress the trading price of shares of our common stock.

For two years following the completion of the combination of the Legacy Businesses, the Informa Group is prohibited from acquiring or seeking to acquire, directly or indirectly, additional shares of our common stock that would result in the Informa Group having an ownership percentage of the outstanding shares of our common stock greater than the percentage of the outstanding shares of our common stock beneficially owned by the Informa Group upon the closing of combination, subject to certain exceptions. Following the two-year standstill period, the Informa Group will be permitted, subject to restrictions, to acquire or seek to acquire, directly or indirectly, additional shares of our common stock which may have an adverse effect on our ability to remain in compliance with the continued listing requirements of the Nasdaq Global Select Market, including requirements with respect to maintaining a minimum number of holders of our common stock. A delisting of our common stock, or the potential for a delisting, could depress the trading price of shares of our common stock.

Informa has the right to purchase additional securities from us, which could have a negative impact on our stock price.

Informa HoldCo has the option (but not the obligation) to, among other things, (i) purchase our securities in connection with securities being issued as consideration in an acquisition transaction, or a public offering or private placement of our securities, or under other circumstances where our securities are not being offered for cash by us, in each case at prices determined based upon pre-agreed procedures without the need for the approval of an RPT Committee and (ii) purchase additional shares of our common stock up to its percentage maintenance share in connection with the issuance of equity awards or our securities pursuant to any “at the market” program, on a quarterly basis and at prices determined based upon pre-agreed procedures. Any such purchase by Informa HoldCo could significantly increase the number of shares of our common stock outstanding, which could cause a decrease in the trading price of shares of our common stock. In addition, even if Informa HoldCo does not exercise its rights to purchase, the existence of such rights may depress the trading price of our common stock.

The benefits and synergies attributable to the combination of the Legacy Businesses may vary from expectations, which may negatively affect the market price of shares of our common stock.

We expect the combination of the Legacy Businesses will result in a number of benefits and synergies, including, but not limited to, operating synergies and stronger fundamental demand for our products and services, and that combination will be accretive to our earnings. These expectations are based on current estimates and assumptions that may prove to be incorrect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. In addition, future events and conditions, including, but not limited to, adverse changes in market conditions, regulatory framework, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the combination could decrease or delay the accretion that is currently anticipated or could result in dilution. Any dilution of, decrease in, or delay of any accretion to our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

The price of our common stock may be volatile, and holders of our common stock may be unable to resell their shares of our common stock at or above their purchase price or at all.

The market price for our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•
trends and changes in consumer preferences in the industries in which we operate;
•
changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer and advertising marketplaces;
•
in key personnel;
•
our entry into new markets;
•
changes in our operating performance;
•
investors’ perceptions of our prospects and the prospects of the businesses in which we participate;
•
fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors;
•
the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission;

•
announcements relating to litigation;
•
guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance;
•
changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•
downgrades in our credit ratings or the credit ratings of our competitors;
•
the development and sustainability of an active trading market for our common stock;
•
investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•
the inclusion, exclusion, or removal of our common stock from any trading indices;
•
future sales of our common stock by our officers, directors, and significant stockholders;
•
other events or factors, including those resulting from system failures and disruptions, hurricanes, pandemics, wars, acts of terrorism, other natural disasters, or responses to such events;
•
changes in financial markets or general economic conditions, including, for example, due to the effects of recession or slow economic growth in the United States and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflict involving Russia and Ukraine and in the Middle East, acts of terrorism, and pandemics or other public health crises;
•
price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; and
•
changes in accounting principles.

These and other factors may lower the market price of our common stock, regardless of its actual operating performance. As a result, our common stock may trade at prices significantly below the price at which shares were purchased.

In addition, the stock markets, including Nasdaq, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and use significant resources, and the attention of management could be diverted from our business.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As is the case for all companies in our industry or with a significant digital presence, we are periodically subject to cyberattacks and other cyber incidents and, therefore, cybersecurity is an integral component of our overall enterprise information security program. We have adopted a multi-layered framework to secure our networks, systems, devices, products and services while also assessing, identifying, and managing cybersecurity risks. That framework is designed to help protect our information assets, operations, and resources from internal and external cyber threats by understanding and seeking to mitigate risks while ensuring business resiliency from unauthorized access or attack. Our cybersecurity policies, standards, and procedures include security risk assessments for high priority systems, third party compliance assessments for external vendors and suppliers, and incident management and breach response plans which are influenced by, and periodically assessed against, recognized cybersecurity frameworks. Our incident management policy is designed to help prevent, manage, and coordinate our response to, and recovery from, potential and confirmed cybersecurity incidents and includes processes to triage, assess the severity of, escalate, contain, investigate and remediate incidents, as well as comply with applicable legal obligations. Informa PLC's chief information security officer (“CISO”) and Security team have implemented a similar framework and we collaborate on best practices, improvements, and risk assessments. Some Informa TechTarget systems are currently managed within the Informa PLC environments and overseen by the Informa PLC framework. The teams collaborate regularly and share any relevant findings.

We seek to enhance our policies and practices to protect our platforms, adapt to changes in regulations, identify potential and emerging security risks and develop mitigation strategies for those risks. For example, we conduct regular risk assessments at planned intervals for high priority systems and/or applications to identify and analyze threats and vulnerabilities, identify controls, identify risk ratings and likelihood and level of potential impact, and provide recommendations for risk reduction, mitigation, acceptance, and avoidance. As part of our overall risk mitigation strategy, we also maintain cyber liability insurance coverage.

We regularly engage external parties, including consultants, auditors, and cybersecurity service providers to enhance our cybersecurity oversight. For example, we maintain an ISO 27001 certification for our BrightTALK platform and obtained a SOC 2, Type II report for our Priority Engine platform. These third-party assessments are evaluated and updated regularly. Additionally, we utilize various external parties and tools to assist us with annual penetration testing, cybersecurity and related training, vulnerability and patch management, threat detection and response, and information technology general controls.

In order to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we have a third-party risk management and assessment program designed to help protect against the misuse of information technology, data, and systems by third parties and business partners generally requiring third-party service providers to complete a security risk assessment, with certain high priority third-party providers undergoing annual risk assessments to determine if they have experienced any changes that could impact their security risk. If any critical risks are identified, we may perform a compliance audit of the third-party to further document findings and to recommend corrective actions.

Based on an assessment using the previously described enterprise information security program, we do not believe that there are any risks from known cybersecurity threats, including as a result of any prior security incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed under “Item 1A. Risk Factors,” specifically the risk titled “The loss of personal, confidential, and/or proprietary information due to our cybersecurity systems or the systems of our customers, vendors, or partners being breached could cause us to incur significant legal and financial exposure and liability, and materially adversely affect our business, operating results and reputation,” the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our controls are designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Cybersecurity Governance and Oversight

Our board of directors provides oversight over cybersecurity risk. Our board of directors receives and provides feedback on periodic updates from management regarding cybersecurity and is notified between such updates regarding significant new cybersecurity incidents, if any. Our board of directors also receives periodic briefings on cyber-related issues and accomplishments including, among other things, reviewing key elements of our cybersecurity program, ongoing training initiatives and awareness programs, occurrence of any incidents, and updates regarding third-party certifications and assessments.

We have a Privacy and Security Executive Taskforce (“Taskforce”) consisting of executive-level leaders that meets periodically to, among other things, review global trends in privacy, security, and compliance, identify key projects and resource needs, and review operational privacy and security statistics and metrics. Additionally, our Chief Technology Officer (“CTO”) is a member of the Taskforce and manages and oversees a team (the “IT Security Team”) that is responsible for leading company-wide cybersecurity efforts. The IT Security Team works with various business units and departments, including legal, product development, and operations, to help set standards, policies, and processes. The IT Security Team also collaborates closely with the CISO of Informa and his team to, among other things, align strategy, assessments, and tooling. Our CTO along with key members of his IT Security Team have worked in the information security field for many years and are actively involved in our cybersecurity efforts. We also periodically perform tests on aspects of the operations of our cybersecurity program and the supporting control framework and report the results of these audits in reports to our Audit Committee.

In an effort to deter and detect cyber threats, we periodically provide all full- and part-time employees with a data privacy, cybersecurity, and incident response training and compliance program, which covers timely and relevant topics, including phishing, malware, password security, confidential data protection, asset use and mobile security, and educates all employees on the importance of reporting all incidents immediately to the Company’s dedicated Incident Management Team. We also use technology-based tools to mitigate cybersecurity risks to bolster our employee based cybersecurity programs.

Item 2. Properties

As of December 31, 2024, we are leasing approximately 68,000 square feet of office space for our global headquarters in Newton, Massachusetts, through December 31, 2029. We have an option to extend the term for an additional five-year period subject to certain terms and conditions. Additionally, we have principal facilities leased at each of the following locations:

Location	Approximate Square Feet
Washington, DC, USA	26,600
Penang, Malaysia	12,500
New York, USA	9,100
Shanghai, China (primary)	6,500
Dhaka, Bangladesh	6,000
Tokyo, Japan	5,900
Reading, UK	4,200
Shanghai, China (secondary)	3,800
Singapore, Singapore	2,600
Detroit, Michigan, USA	2,500
Portland, Oregon, USA	1,800
Bangalore, India	1,800

Item 3. Legal Proceedings

From time to time, Informa TechTarget may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “TTGT.”

Holders

As of May 26, 2025, there were 30 holders of record of our outstanding common stock. These numbers do not include those who hold in “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

We do not currently anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. If we decide to pay cash dividends in the future, the declaration and payment of such dividends will depend upon our financial condition, operating results, cash needs and growth plans, restrictive covenants in our debt agreements, and other factors deemed relevant by our board of directors. Our ability to declare a dividend is also restricted by the terms of our Stockholders Agreement, dated as of December 2, 2024, with Informa and Informa HoldCo. There can be no assurances that dividends will be declared in the future or, if we were to desire to declare a dividend, that Informa HoldCo would consent to the declaration of a dividend.

Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

The following graph illustrates the total return from December 3, 2024 (the date our common stock began trading on the Nasdaq Global Select Market) through December 31, 2024, for (i) our common stock, (ii) the Russell 2000 Index, (iii) the Russell 3000 Index and (iv) the S&P 500 Media Industry Index. The graph assumes that $100 was invested on December 3, 2024 in each of our common stock, the Russell 2000 Index, the Russell 3000 Index and the S&P 500 Media Industry Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.” Please refer to our “Forward-Looking Statements” section on page 3 of this Annual Report on Form 10-K.

Overview

Background

Informa TechTarget helps technology companies accelerate growth through first party business-to-business (“B2B”) data, market insight and market access.

Following a period of expansion, the specialist technology research business of Informa TechTarget is now among the largest providers of these services. It employs more than 300 expert analysts to create data-driven intelligence products and advisory services for product managers, corporate strategists and the C-suite, challenging market strategies, sharpening product roadmaps and accelerating time to market and revenue.

Omdia, Industry Dive, NetLine, Canalys and Wards and Former TechTarget are important components of Informa TechTarget. These products or businesses and their portfolio of digital media brands inform, educate and influence tech buyers, creating engaged and specialist audiences.

Targeted access to these specialist audiences is provided through a growing range of data-driven digital products and services that are designed to deliver highly qualified leads, demand generation and buyer intent to technology vendors, connecting them with the right buyers at the right time to maximize return on investment and accelerate growth.

Selected Informa TechTarget brands
Specialist B2B Content: Brand & Advisory Brands	Specialist B2B Buyer Content: Brand & Content Brands	B2B Buyer Intent & Demand Brands
Omdia	Industry Dive	NetLine
Canalys	Information Week
Wards	Light Reading
Enterprise Strategy	Heavy Reading
AI Business

Industry Background and Trends

Informa TechTarget sits at the intersection of tech and B2B marketing, each dynamic innovative markets in their own right, with what management believes are compelling structural growth drivers. This provides a strong underpin to the long-term growth ambitions of Informa TechTarget.

Technology transcends all aspects of daily life and work. Enterprise technology, incorporating software and hardware systems used by large organizations for anything from customer relationship management to networking and cyber security, is central to operating effectively and efficiently. The pace of innovation and change is rapid, creating a constant cycle of investment to enhance, upgrade and replace technology.

For Informa TechTarget, investment in innovation and growth in research & development (“R&D”) budgets provide a leading indicator of demand for its products and services. This growth in technology-related R&D is driving a new wave of investment and innovation, enhancing existing products and inspiring the next generation of products and services.

Over time, the scale of technology purchasing, particularly enterprise technology, has grown in size, resulting in B2B buying behavior becoming more complex. This complexity has led to longer sales cycles as more research is undertaken on purchasing technology products and platforms.

Typically, large technology decisions will involve a number of people across an organization from technology professionals to CIOs, CFOs and often CEOs. This research takes many forms, with an increasing amount conducted online, including by reading specialist content, reviews, information, product profiles and bespoke research, as well as through webinars and online discussions.

The majority of the B2B buyer journey is now completed before a buyer might contact the sales team of a vendor. For technology vendors, online presence and digital brand visibility are therefore critical, leading to more companies focusing spend on branded content services, thought leadership and whitepaper distribution, digital event participation and advertising on the most relevant platforms and media.

Management believes Informa TechTarget is at the center of this shift in B2B buyer behavior, delivering highly relevant content and research to technology buyers that informs, educates and influences them along the different stages of their buyer journey.

These interactions with the content — who reads what, who clicks to find out more, how long buyers spend on specific websites, etc. — and general online behavior, when captured, enriched and analyzed, provide deep insights into who potential customers are, what products and services they might be interested in, where they are in their purchasing cycle and how significant is the intent to purchase.

For B2B sales and marketing teams at technology vendors, this information is critical in targeting the right buyers at the right time, raising brand awareness and positioning products with the right audiences to secure leads that turn into sales. With increasing scrutiny and focus on return on investment, data-driven B2B marketing is becoming ever more relevant given it is typically more measurable, with more efficiency than more traditional advertising and marketing services, helping to increase lead conversion rates, reduce the cost of customer acquisition and generate more revenue per dollar of marketing spend.

Because most of Informa TechTarget’s clients are B2B technology companies, the success of Informa TechTarget is intrinsically linked to the health, and subject to the market conditions of, the technology industry. Informa TechTarget has recently been affected by macro-economic conditions, in particular the negative impact of economic uncertainty, rising inflation and interest rates on the technology industry, which has impacted investment levels and overall client marketing expenditure. Although management cannot quantify the impact of macro-economic factors on Informa TechTarget's future results, any worsening of market conditions could negatively impact its financial position and liquidity. Marketing, advertising services and sponsorship revenue is more immediately impacted by changes in client spending and current macro-economic conditions than other revenue categories.

Product and Service Offerings

Over the last five years, Informa TechTarget has been building a portfolio of data-driven solutions that are intended to capitalize on the positive structural market dynamic described above and meet the evolving needs of buyers and vendors in the technology market. Informa TechTarget has the potential to continue expanding upon this portfolio of capabilities.

The Informa TechTarget businesses, help both buyers of B2B technology with knowledge and intelligence, supporting them through different stages of the buyer journey, and sellers of B2B technology in identifying relevant buyers for their products, who are in-market and with the greatest purchasing intent. These digital solutions fall into a number of categories:

•
Brand solutions: Brand solutions offer B2B marketers the opportunity to grow brand awareness through direct exposure to specialist technology and business audiences across the businesses’ portfolio of 14 online products and off-network through audience extension programs. Solutions include digital display banners, newsletter sponsorships and email marketing, enabling technology vendors to gain exposure and benefit from association with the businesses’ specialist brands and high quality editorial content amongst the Company's readership base of engaged technology buyers. Brand solutions include the Industry Dive portfolio of more than 35 specialist brands, which deliver high quality business journalism to niche audiences, offering outbound email sponsorship opportunities to vendors looking to build awareness and reach key decision makers.
•
Demand solutions: The businesses enable marketers to directly engage prospective buyers through a portfolio of content marketing programs, including webinars, whitepapers, playbooks, virtual events and surveys. Through syndicating these across owned media properties and to NetLine’s publisher network, marketers can influence B2B tech buyers and generate demand for their products and services. The businesses are focused on delivering high-quality leads to marketers by gating their content across properties to maximize return on investment. The BrightTALK platform and audience outreach offerings allow the Company's customers to create, host and promote webinars, virtual events and video content. Customers create their own hosted Channels on the platform where they schedule both live and on-demand webinars for promotion to BrightTALK’s community of in-market accounts and prospects. The BrightTALK Channel also enables customers to self-administer lead generation campaigns, set up workflow integrations between the Channel and their CRM and MAP systems, and access reporting detailing the size and growth of their community of subscribers over time. Customers may also create an off-network embedded Channel page on their own corporate website featuring content in their BrightTALK Channel, as well as an embedded BrightTALK registration form that captures and converts interested individuals to marketing leads.
•
Custom content services: Through StudioID, BrightTALK Studio, and Enterprise Strategy Group custom content offerings, the Company support marketers with their end-to-end content strategy by offering proprietary audience research to inform campaigns, strategic design and development, and original content production. Marketers leverage the Company's award-winning deep industry expertise to create journalistic or analyst-sourced content across 40 different formats and multiple languages, which can then be distributed across the Company's network. The Company also offers content licensing through Marketplace, whereby marketers curate relevant content from a selection of publishers and then distribute the content on their own channels to align themselves with top voices in their industries.
•
Intelligence subscription services: Operating through the Omdia brand, as well as niche brands Canalys and Wards Intelligence, the specialist tech research business is primarily an “intelligence” subscription service, providing clients with a core “data backbone” in addition to qualitative analyst-produced content across the technology industry spectrum. The data is typically comprised of market trackers, market sizing, market share analyses and forecasts, and is complimented by expert industry reports, analyst opinions and an “Ask an Analyst” service. Covering more than 3,000 topics and tracking over 12,000 companies, the businesses’ 300+ expert analysts and consultants provide quantitative and qualitative insights that help companies make better decisions, faster.
•
Advisory: In the consulting business, the businesses work as an extension of client teams, working together to provide strategic support in assessing critical business challenges and providing bespoke solutions. The businesses leverage the breadth and depth of their analyst expertise to evaluate clients’ end-to-end business needs across go-to-market, competitive positioning, new product ideation, market entry.
•
IT Deal Alert: A comprehensive B2B technology solution that collects and analyzes purchase intent data from actively engaging enterprise technology professionals across the Company's website network and BrightTALK(TM) webinar platform. The suite includes two key products. Priority Engine™ is a subscription service that enables direct engagement with targeted prospects by identifying and prioritizing potential customers actively researching technology purchases using proprietary Activity Intelligence(TM) and integrates this data with major CRM and marketing automation platforms. Qualified Sales Opportunities™ is a profiling service that surveys and interviews technology professionals showing purchase intent, providing detailed information on ongoing purchase projects, including project scope, purchase criteria, and vendor considerations and delivers these as sales qualified leads.

Critical Accounting Policies and Use of Estimates

Preparation of the accompanying consolidated financial statements requires management to make judgments, assumptions and estimates regarding uncertainties that could affect reported revenue, expenses, assets, liabilities and equity. The most significant areas where management’s judgments, assumptions and estimates impact the consolidated financial statements are described below. Actual results in these areas could differ materially from management’s estimates under different assumptions and conditions. Significant accounting policies are described fully in Note 2. Significant accounting policies to the consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Basis of Presentation and Corporate Expense Allocations

The accompanying consolidated financial statements and related notes represent the business referred to as the Informa Tech Digital Businesses and include the performance of Former TechTarget from the closing date of the Merger through December 31, 2024. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Prior to the Contribution, the Informa Tech Digital Businesses previously were operated as part of the Informa Tech division of Informa PLC (“Informa” or “Parent”) and not as a standalone entity and had no separate legal status or existence. As such, the financial position and results of operations, for the periods prior to the Contribution, have been derived from Informa’s historical accounting records and are presented on a carve-out basis. Intercompany transactions, profits and balances among the Informa Tech Digital Businesses’ entities have been eliminated. Sale and purchase transactions between Informa TechTarget and other Informa affiliates are included in the consolidated financial statements.

Accordingly, the accompanying consolidated financial statements reflect certain charges for costs directly related to Informa TechTarget. Informa TechTarget has been allocated a portion of costs incurred by Informa for certain central functions and other operations that are used by Informa TechTarget, including but not limited to executive oversight, finance, treasury, tax, legal, human resources, technology, marketing and other shared services. All such costs are reflected in the accompanying consolidated financial statements. These costs were allocated using a methodology that Management believes is reasonable for the item being allocated. Allocation methodologies include Informa TechTarget’s relative share of revenues, headcount, usage, or functional spend as a percentage of the total. While management believes the methodologies and assumptions used to allocate these costs are reasonable, the consolidated financial statements do not purport to represent the financial position, results of operations, changes in equity, and cash flows of Informa TechTarget in the future, or what such costs would have been had Informa TechTarget operated as a stand-alone entity during the periods presented.

During the year ended December 31, 2024, the Company operated as one segment. In January 2025, the Company’s Chief Executive Officer (its Chief Operating Decision Maker), in order to better execute the strategic vision of the Merger, began the integration and reorganization of the combined businesses. The Company expects to complete the integration and reorganization, including the establishment and reporting of information such as key performance indicators for the following business segments: Intelligence and Advisory and Brand to Demand, which the Company will report on once the ability to assess performance and make resource allocation is complete.

Revenue Recognition

Revenue is recognized as Informa TechTarget satisfies a performance obligation, based upon transfer of control of promised products or services to clients in an amount that reflects the consideration to which Informa TechTarget expects to be entitled in exchange for those products or services. Some of Informa TechTarget’s performance obligations are satisfied over time as the product or service is transferred to the client. Performance obligations which are not satisfied over time are satisfied at a point in time.

Informa TechTarget enters into contracts that can include various combinations of its offerings which are generally capable of being distinct and accounted for as separate performance obligations.

When performance obligations are combined into a single contract, Informa TechTarget utilizes the relative stand-alone selling price (“SSP”) of each product or service to allocate the transaction price among the performance obligations, which is generally determined based on the prices charged to the clients when sold on a stand-alone basis or using expected cost plus a margin, with any discounts allocated across the performance obligations. Revenue for each category type of revenue is typically fixed at the date of the order and is not variable.

Revenue from fixed fee engagements are recognized over time as Informa TechTarget works to satisfy its performance obligations as Informa TechTarget generally has an enforceable right to payment for performance completed to date.

Goodwill Impairment

As of December 31, 2024 and 2023, goodwill was $973.4 million and $475.8 million, respectively. Informa TechTarget's goodwill represents the excess purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. Informa TechTarget performs an assessment of goodwill for impairment annually as of December 31 or whenever events or changes in circumstances indicate there may be an impairment.

The Company may assess goodwill for impairment initially using a qualitative approach to determine whether conditions exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Among the factors that could trigger an impairment review are a reporting unit’s operating results declining relative to its operating plan or historical performance, competitive pressures, changes in the general markets in which it operates, and a sustained decline in share price. If the Company concludes, based on its assessment of relevant events, facts, and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. Alternatively, the Company may elect to initially perform a quantitative analysis instead of starting with a qualitative analysis. These assessments require the Company to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors. The goodwill impairment loss is the difference between the reporting unit's fair value and carrying value, not to exceed the carrying amount of the goodwill.

As of December 31, 2024, the Company had five reporting units: Legacy TechTarget, Bluefin, NetLine, Industry Dive, and Canalys. In addition to its annual impairment analysis performed on December 31, 2024, the Company also identified a sustained decline in share price during the fourth quarter of 2024 as an impairment trigger for all reporting units.

Canalys

The quantitative fair value test for the Canalys reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2024 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 3.0%, a weighted average forecasted revenue growth rate of 9.1%, a weighted average forecasted EBITDA margin of 38.0%, net working capital rate of 5.0% and a discount rate of 13% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the reporting unit exceeded its carrying value by approximately 60.3%, and therefore, there was no impairment to goodwill. The carrying value of the goodwill in the Canalys reporting unit as of December 31, 2024 was $49.3 million.

Legacy TechTarget

The quantitative fair value test for the Legacy TechTarget reporting unit utilized the cash flow projections as of the closing of the Merger, December 2, 2024, for the reporting unit to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 3.0%, a weighted average forecasted revenue growth rate of 10.9%, a weighted average forecasted EBITDA margin of 32.9%, a net working capital rate of 5.1% and a discount rate of 10.4% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the reporting unit exceeded its carrying value by less than one percent. There was no impairment to goodwill as of December 31, 2024. The carrying value of goodwill in the Legacy TechTarget reporting unit as of December 31, 2024 was $436.7 million.

Bluefin

The quantitative fair value test for the Bluefin reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2024 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 3%, a weighted average forecasted revenue growth rate of 6.7%, a weighted average forecasted EBITDA margin of 26.0%, a net working capital rate of 5.0% and a discount rate of 13.5% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the reporting unit exceeded its carrying value by approximately 21.4%, and therefore, there was no impairment to goodwill. The carrying value of goodwill in the Bluefin reporting unit as of December 31, 2024 was $176.8 million.

Industry Dive

During the fourth quarter of 2024, as a result of the lower realized pricing attributable to shifts in the coverage mix for certain products, discontinuation of certain products as a result of the impact of recent legislation, and revised expectations of future selling, advertising, and promotion costs required to mitigate further revenue erosion, the Company’s assessment of future business performance indicated that the reporting unit’s future financial results were below the assumptions used in the last quantitative fair value test as of December 31, 2023. After considering the limited headroom as a result of the impairment to goodwill of the Industry Dive reporting unit when last tested on December 31, 2023, the Company determined that due to these changes in facts and circumstances, as well as increases in market interest rates during the fourth quarter of 2024, the Industry Dive reporting unit was impaired. The quantitative assessment utilized a long-term growth rate of 3.0%, a weighted average forecasted revenue growth rate of 6.6%, a weighted average forecasted EBITDA margin of 24.2%, a net working capital rate of 5.0% and a discount rate of 10.5% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value testing, a goodwill impairment of $66.2 million was recognized. The carrying value of goodwill in the Industry Dive reporting unit as of December 31, 2024 was $186.1 million post impairment.

A 10% change in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of December 31, 2024 would have increased or decreased the goodwill impairment recognized by $7.0 million. A 10% change in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of December 31, 2024 would have increased or decreased the goodwill impairment recognized by $29.0 million. A 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of December 31, 2024 would have increased or decreased the goodwill impairment recognized by $32 million and $42 million, respectively. A 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of December 31, 2024 would have increased or decreased the goodwill impairment recognized by $26 million and $33 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

During the year ended December 31, 2023, the Informa Tech Digital Businesses had been affected by macro-economic conditions, in particular the negative impact of rising interest rates on the technology industry, which impacted investment levels and overall marketing expenditure. As a result, during the first quarter of 2023, when remeasuring the fair value of the contingent consideration related to the Industry Dive acquisition, a reduction was made to the short-term 2023 revenue forecast for the Industry Dive reporting unit. As this was considered to be an indicator of impairment, a quantitative analysis was performed, which concluded that the fair value continued to exceed the carrying value because the long-term projections of the business remained unchanged.

Subsequently, in the second quarter of 2023, with macro-economic conditions remaining challenging, management revised its long-term revenue projections for the Industry Dive business, lowering expectations for its core email and website sponsorship/advertising products to reflect more constrained budgets among its current and expected key customers. Following this change in assumptions, another quantitative impairment analysis was performed for the Industry Dive reporting unit, which indicated that its carrying value now exceeded its fair value. Therefore, an impairment charge of $139.6 million was recognized against the goodwill of the Industry Dive reporting unit.

The fair value of Industry Dive was determined by discounting its projected cash flows at the post-tax discount rate of 12.1% and using a 2.2% long-term growth rate, as determined following the methodology above. A sensitivity analysis considered the impact of changes to several key assumptions that were considered in isolated scenarios, including a hypothetical 10% reduction in all cash flow years including the perpetuity year, a 1% increase in the discount rate, and a 0.50% reduction in the long-term growth rate, with higher total levels of impairment ranging from $150.1 million to $177.1 million under these sensitivities scenarios.

NetLine

The quantitative fair value test for the NetLine reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2024 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 3%, a weighted average forecasted revenue growth rate of 16.1%, a weighted average forecasted EBITDA margin of 43.0%, a tax rate of 27.9%, capital expenditures rate of 1.0%, a net working capital rate of 5.0% and a discount rate of 12.5% in the estimation of the reporting unit’s fair value. After completing the testing, the fair value of the reporting unit exceeded its carrying value by approximately 80.1%, and therefore, there was no impairment to goodwill. The carrying value of goodwill in the NetLine reporting unit as of December 31, 2024 was $41.5 million.

During the second quarter of 2023, as the macro-economic conditions described above also impacted NetLine, the Informa Tech Digital Business performed a quantitative impairment analysis for the NetLine reporting unit which indicated the fair value exceeded its carrying value by 14.5%. The fair value of NetLine was determined by discounting its projected cash flows at the post-tax discount rate of 14.1% and using a 2.2% long-term growth rate, as determined following the methodology above. A sensitivity analysis considered the impact of changes to several key assumptions that were considered in isolated scenarios, including a hypothetical 10% reduction in all cash flow years including the perpetuity year which would reduce headroom to $1.8 million, a 1% increase in the discount rate, which would reduce headroom to $3.2 million, and a 0.5% reduction in the long-term growth rate, which would reduce headroom to $7.2 million.

During the annual goodwill impairment test for the year ended December 31, 2023, there were either no indicators of impairment, or where such indicators existed, the results of the December 31, 2023 impairment test showed that fair value exceeded the carrying amount for all reporting units and therefore that no further impairment charge was required.

For the 2024 and 2023 reporting periods, Informa TechTarget performed the required annual impairment tests of goodwill on its reporting units using the following key assumptions in the fair value calculations:

•
Projected cash flows: For the 2024 reporting period, the Company used a two-stage valuation approach to projected cash flows, which included key assumptions of forecasted revenue growth rate and EBITDA margin. The first stage consisted of Board of Director approved projected financial information for a period of three years, followed by a steady state period of long-term growth. Forecasts for the first stage include management expectations of Informa TechTarget's financial performance with key assumptions of forecasted revenue growth rate and EBITDA margin and represent the best estimate of the future performance of the relevant reporting units. For the 2023 reporting period, the Company used a three-stage valuation approach to project impairment test cash flows. The first stage consisted of BOD approved projected financial information for a period of four years, followed by a transitional period of two years of normalizing and declining growth rates and, thereafter, a steady state period of long-term growth.
•
Discount rate: For the 2024 and 2023 reporting periods, a post-tax discount rate using a weighted average cost of capital methodology. For the cost of debt, Informa TechTarget considered market rates, based on entities with a comparable credit rating. The cost of equity is calculated using the Capital Asset Pricing Model methodology. The discount rates include appropriate risk premiums to reflect additional risks of the specific reporting units being tested.
•
Long-term growth rate: For the 2024 and 2023 reporting periods, long-term growth rates are based on external factors such as long-term Consumer Price Index rates and external market reports for the main geographic markets in which each reporting unit operates and therefore are not considered to exceed the long-term average growth prospects for the individual markets. Long-term growth rates have not been risk adjusted to reflect any of the specific reporting unit uncertainties noted above, as these uncertainties are already reflected in the discount rates used.
•
Tax rate: For the 2024 reporting period, the tax rate is based on external reports of the weighted-average corporate tax rates for the main geographic markets in which each reporting unit operates.
•
Net working capital rate: For the 2024 reporting period, the net working capital rate is based on the market participant level of cash free net working capital, and a comparison of guideline public companies.
•
Capital expenditures rate: For the 2024 reporting period, the capital expenditures rate is based on the Company’s historical depreciation expense.

There is a degree of uncertainty associated with these key assumptions. Projected cash flows, including key assumptions of forecasted revenue growth rates and EBITDA margin, are contingent on the Company’s ability to accurately forecast future financial performance, which is subject to factors beyond the Company’s control such as changes in market conditions, economic downturns, and competitive pressures. The discount rate also incorporates market-based rates and risk premiums that are subject to fluctuations due to shifts in macroeconomic factors, investor sentiment, and changes in the Company's perceived risk profile. Moreover, the long-term growth rate assumption, although derived from reputable external sources, can be influenced by unforeseeable changes in industry dynamics, regulatory environments, and technological advancements that may impact growth trajectories. Consequently, while these assumptions are grounded in established financial theories and best estimates, there is an inherent degree of uncertainty.

During the first quarter of 2025, Informa TechTarget did observe a substantial sustained decline in the price of the Company's stock from the closing price of $19.82 as of December 31, 2024 to the closing price of $14.81 as of March 31, 2025. After considering other qualitative factors, the Company concluded there is a triggering event as of March 31, 2025 indicating goodwill may be impaired in the Company's reporting units. Accordingly, the Company is performing a quantitative impairment test for each of the Company's reporting units during the interim period ended March 31, 2025. Any resulting impairment loss could have a material adverse impact on the Company's statement of financial position and results of operations. The Company anticipates a non-cash impairment of goodwill, in the first quarter of 2025, as a result of the decline in the Company’s stock price and the reduction in its market capitalization relative to current book values. The Company is still performing its quantitative assessment for each reporting unit at this time and the potential amount of impairment for each reporting unit, if any, is unknown at this time.

Business Combinations

Informa TechTarget applies the purchase method of accounting to business combinations. All of the assets acquired, liabilities assumed, and contingent consideration are recorded based on their estimated fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net tangible and identifiable intangible assets acquired and liabilities assumed.

The determination of the fair value of identifiable intangible assets involves significant assumptions and estimates, including, but not limited to projected revenue growth rates and EBITDA margins, future customer attrition, discount rates, royalty rates, technology obsolescence factors, useful economic lives and expected future cash flows. Although the Company believes the assumptions and estimates for historical acquisitions to be reasonable and appropriate, they require judgment and are based on experience and historical information from all of the acquired entities. A change in these estimates could cause a materially different value of intangible assets to be recognized with an opposing impact on the goodwill arising from the transaction.

At the acquisition date of a business combination and at each subsequent balance sheet date, consideration contingent on future performance over the contractual earn-out period are remeasured to fair value. Informa TechTarget utilizes significant estimates and assumptions in determining the estimated contingent consideration and associated expense or gain at each balance sheet date. The liabilities are measured against the contractually agreed performance targets at each subsequent reporting date with any adjustments recognized in the consolidated income statement. The estimation of these liabilities requires the Company to make judgements concerning the future performance of related businesses over the contingent consideration period. The estimation uncertainty risk of payments greater than one year is higher due to the forecast nature of the inputs.

Income Taxes

The Company is subject to U.S. federal, state and foreign income taxes with respect to income or loss the Company generate. Significant judgment is required in determining the Company's provision or benefit for income taxes and in evaluating uncertain tax positions.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the Company's consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Company's consolidated statements of operations in the period in which the enactment date occurs.

The Company records valuation allowances against the Company's deferred tax assets when the Company determines that they are not more likely than not to be realized. Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence. In making such a determination, the Company considers all available positive and negative evidence and the weight of that evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the ability to carryback tax attributes to prior periods, available tax planning strategies and recent results of operations. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are measured based on the largest benefit having a greater than 50% likelihood of being realized.

Components of Results of Operations

Revenues

Revenue is disaggregated into four categories: Marketing, advertising services and sponsorship; Intelligence subscription services; Advisory services; and Exhibitor and attendee revenue.

These products and services are delivered under both short-term contracts that run for the length of a given marketing/sales program, typically less than nine months, and through integrated contracts exceeding 270 days (“longer-term contracts”) covering various client needs. Longer-term contracts include a range of annual subscription products, which are paid for in advance. In the years ended December 31, 2024, 2023 and 2022 36%, 36%, and 37% of the Company's revenues, respectively, were from longer-term contracts.

Cost of revenues

Cost of revenues primarily consists of salaries and related personnel costs for research, editorial and consulting employees, lead generation expenses, freelance contractors expenses, website hosting costs, internal use software and developed technology amortization and other related overheads.

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, facility expenses, advertising costs, and other related overheads.

General and administrative

General and administrative expenses consist primarily of salaries and related personnel costs, facility expenses and related overheads, accounting, legal and other professional fees, bad debt provision, and stock-based compensation expenses.

Product development

Product development includes the creation of Informa TechTarget's network of websites and data analytics framework, advertiser offerings and technical infrastructure that do not meet the criteria for capitalization.

Acquisition and integration costs

Acquisition-related costs that are not part of purchase consideration are expensed as incurred. These costs typically include finder’s fees, legal, accounting, and other professional costs. Integration-related costs represent costs that relate directly to combining Informa TechTarget and its acquired businesses and are expensed as incurred. Integration-related costs typically include strategic consulting services, employee-related costs, such as retention and severance, costs to integrate IT infrastructure, enterprise planning systems, processes, and other non-recurring integration-related costs.

Depreciation

Depreciation expense consists of the depreciation of property and equipment. Depreciation is calculated using the straight-line method over their estimated useful lives, ranging from three to five years.

Amortization

Amortization expense consists of the amortization of intangible assets. Intangible assets are amortized based on using methods that are expected to reflect the estimated pattern of economic use or a straight-line basis over the estimated useful lives of the underlying assets.

Impairment of long-lived assets and goodwill

Impairment of long-lived assets and goodwill primarily relates to lease impairment and goodwill impairment in one reporting unit, Industry Dive, as the carrying amount exceeded the fair value.

Remeasurement of contingent consideration

Remeasurement of contingent consideration relates to the fair value adjustment of acquisition related contingent consideration. Any remaining contingent consideration as of the Transaction was assumed by Parent.

Interest income

Interest income is primarily from related-party loans, by reference to the principal outstanding and at the effective interest rate applicable, and also from cash and cash equivalents. All related party loans were settled as of the close of the Transaction.

Related party interest expense

Related party interest expense consists of interest on related-party loans at the effective interest rate applicable and the Credit Facility. The interest rate on the Credit Facility is variable.

Other income (expense), net

Other income (expense), net consists primarily of unrealized/realized foreign currency transaction gains and losses. This includes the remeasurement of the convertible notes utilizing the fair value option.

Income tax benefit (expense)

Income tax benefit (expense) reflects income earned and taxed, in jurisdictions in which Informa TechTarget conducts business, which mainly include the United Kingdom and United States federal and state income taxes.

Results of Operations

The following table sets forth a summary of certain key financial information for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,			Percent Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
		As Restated	As Restated
Revenues:	$284,897	$252,101	$197,094	13%	28%
Total cost of revenues	(107,256)	(98,826)	(72,308)	9%	37%
Gross profit	177,641	153,275	124,786	16%	23%
Operating expenses:
Selling and marketing	62,593	55,300	38,828	13%	42%
General and administrative	79,029	66,888	48,982	18%	37%
Product development	11,420	11,060	7,944	3%	39%
Depreciation	1,614	895	620	80%	44%
Amortization, excluding amortization included in cost of revenues	48,018	42,152	21,545	14%	96%
Impairment of goodwill	66,235	139,645	—	-53%	n.m.
Impairment of long-lived assets	2,019	577	178	250%	224%
Acquisition and integration costs	48,258	6,069	9,789	695%	-38%
Remeasurement of contingent consideration	(22,436)	(123,944)	8,000	-82%	-1649%
Total operating expenses	296,750	198,642	135,886	49%	46%
Operating income (loss)	(119,109)	(45,367)	(11,100)	163%	309%
Interest expense on related party loans	(17,740)	(24,649)	(10,760)	-28%	129%
Interest income	4,138	3,487	521	19%	569%
Other income (expense), net	3,313	(875)	197	-479%	-544%
Income (loss) before provision for income taxes	(129,398)	(67,404)	(21,142)	92%	219%
Income tax benefit (expense)	12,535	9,627	16,857	30%	-43%
Net income (loss)	$(116,863)	$(57,777)	$(4,285)	102%	1248%

Informa TechTarget restated its financial statements as of December 31, 2023 and for the years ended December 31, 2023 and 2022. The amounts in the “As Restated” columns are the updated amounts including the impacts of the errors identified. The restatement is described fully in Note 1. Business overview and basis of presentation in the consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Comparison of Fiscal Years Ended December 31, 2024 and 2023

Revenues

	For the Years Ended December 31,
	2024	2023	Increase	Percent Change
		As Restated
Marketing, advertising services, and sponsorship	$173,912	$153,499	$20,413	13%
Intelligence subscription services	75,083	66,689	8,394	13%
Advisory services	34,644	30,710	3,934	13%
Exhibitor and attendee	1,258	1,203	55	5%
Total revenues	$284,897	$252,101	$32,796	13%

Revenue for the fiscal year ended December 31, 2024 (“fiscal 2024”) was $284.9 million, an increase of $32.8 million, or 13%, compared to the fiscal year ended December 31, 2023 (“fiscal 2023”). The inclusion of a full year of Canalys results, following its acquisition in September 2023, increased revenues for Intelligence subscription services by $6.2 million and Advisory services by $2.0 million in fiscal 2024. The acquisition of Former TechTarget in December 2024 provided $22.9 million in revenues, primarily in marketing, advertising services and sponsorship. All other revenue streams performed consistent compared to fiscal 2023.

Cost of Revenues

	For the Years Ended December 31,
	2024	2023	Increase	Percent Change
Cost of revenues	$107,256	$98,826	$8,430	9%

Cost of revenues for fiscal 2024 was $107.3 million, an increase of $8.4 million, or 9%, compared to fiscal 2023. The increase is largely driven by the acquisition of Former TechTarget in December 2024, which contributed $5.0 million in labor and contracted costs. Payroll related costs increased $4.4 million in fiscal 2024, including $1.6 million due to a full year of Canalys results following its acquisition in September 2023. The increase was partially offset by a $1.8 million decrease in web and data based costs due to a decrease in costs related to marketing, advertising services and sponsorship revenue stream.

Operating Expenses and Other

	For the Years Ended December 31,
	2024	2023	Increase/ (Decrease)	Percent Change
		As Restated
Operating expenses:
Selling and marketing	$62,593	$55,300	$7,293	13%
General and administrative	79,029	66,888	12,141	18%
Product development	11,420	11,060	360	3%
Depreciation	1,614	895	719	80%
Amortization, excluding amortization included in cost of revenues	48,018	42,152	5,866	14%
Impairment of goodwill	66,235	139,645	(73,410)	-53%
Impairment of long-lived assets	2,019	577	1,442	250%
Acquisition and integration costs	48,258	6,069	42,189	695%
Remeasurement of contingent consideration	(22,436)	(123,944)	101,508	-82%
Total operating expenses	$296,750	$198,642	$98,108	49%
Interest expense on related party loans	(17,740)	(24,649)	6,909	-28%
Interest income	4,138	3,487	651	19%
Other income (expense), net	3,313	(875)	4,188	479%
Income tax benefit (expense)	$12,535	$9,627	$2,908	30%

Selling and Marketing. Selling and marketing costs increased by $7.3 million, or 13%, in fiscal 2024 compared to fiscal 2023, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $6.4 million in labor and related costs. Other payroll related costs increased slightly during fiscal 2024.

General and Administrative. General and administrative costs increased by $12.1 million, or 18%, in fiscal 2024 compared to fiscal 2023, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $10.5 million of audit/tax preparation fees. The inclusion of a full year of Canalys results following its acquisition in September 2023 contributed $0.8 million, primarily in labor and related costs.

Product Development. Product development costs increased by $0.4 million, or 3%, in fiscal 2024 compared to fiscal 2023, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $0.8 million in labor and related costs. This was offset by a decrease in labor and related costs by $0.6 million due to efficiencies gained through business combinations in prior years.

Depreciation. Depreciation expense increased $0.7 million, or 80%, in fiscal 2024 compared to fiscal 2023, due to the investment in office space across the Asia Pacific region in the fourth quarter of fiscal 2023. The acquisition of Former TechTarget in December 2024 did not have a material impact on the balance.

Amortization. Amortization expense increased $5.9 million, or 14%, in fiscal 2024 compared to fiscal 2023, primarily due to the amortization of acquired intangible assets of Canalys following its acquisition in September 2023, as well as changes in foreign exchange rates, specifically U.S. dollars (“USD”) versus Great British Pounds (“GBP”). The acquisition of Former TechTarget in December 2024 also contributed $3.8 million in amortization expenses.

Impairment of Goodwill. As a result of the impairment analysis in fiscal 2024, an impairment charge of $66.2 million was recognized relating to the Industry Dive reporting unit. After a quantitative impairment analysis for the Industry Dive reporting unit in fiscal 2023, an impairment charge of $139.6 million was recognized. Please refer to Note 6. Goodwill and intangible assets to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the goodwill impairment analysis.

Impairment of Long-Lived Assets. Impairment expense increased $1.4 million, or 250%, in fiscal 2024 compared to fiscal 2023, due to the exit from an associated impairment of Industry Dive’s Washington, DC office in March 2024.

Acquisition and Integration Costs. Acquisition and integration expense increased $42.2 million, or 695%, in fiscal 2024 compared to fiscal 2023, primarily due to $39.7 million of acquisition costs incurred in fiscal 2024 relating to the Transaction, including legal, other professional accounting and advisory costs. The remaining movement reflects the increase in integration costs of $2.8 million related to the Transaction and $1.1 million related to the previous acquisitions of Canalys and NetLine, partially offset by a decrease in integration costs of $0.4 million related to the acquisition of Industry Dive.

Remeasurement of Contingent Consideration. In fiscal 2024, the contingent consideration remeasurement gain was $22.4 million. In fiscal 2024 the contingent consideration remeasurement gain was attributable to the renegotiation of the Industry Dive contingent consideration payment, in which the parties agreed to fix the consideration upon the completion of the Transaction. The contingent consideration related to the Industry Dive acquisition was assumed by the Parent on the close of the Transactions and subsequently was settled by Parent resulting in no further adjustments recorded. Contingent consideration remeasurement in fiscal 2023 was a gain of $123.9 million due to a revision to forecasts to reflect challenging macro-economic conditions, which impacted demand for core email and website sponsorship/advertising products, as technology companies cut back on investment.

Interest expense on related party loans. Interest expense on related party loans decreased $6.9 million, or 28%, in fiscal 2024 compared to fiscal 2023. Interest expense in both periods primarily related to a related party loan used to fund the acquisition of Industry Dive in fiscal 2022, which was settled in August 2024, resulting in lower interest expense in fiscal 2024 compared to fiscal 2023.

Interest Income. Interest income increased $0.7 million, or 19%, in fiscal 2024 compared to fiscal 2023, primarily due to the acquisition of Former TechTarget which contributed $1.1 million, partially offset by a $0.4 million decrease in interest received on lower average outstanding balances of related party loans in fiscal 2024 compared to fiscal 2023.

Other Income (expense). Other income (expense) increased by $4.2 million, or 479%, in fiscal 2024 compared to fiscal 2023, primarily due to a gain on the mark to market revaluation of convertible notes of $2.1 million and realized and unrealized gains from settling intercompany balances denominated in foreign currencies due to the Transaction.

Provision for Income Taxes. Income tax benefit for fiscal 2024 was $12.5 million, an increase of $2.9 million compared to the income tax benefit of $9.6 million in fiscal 2023. The effective tax rate was 9.7% and 14.3% for the years ended 2024 and 2023, respectively. In 2024 the effective tax rate was primarily driven by non-deductible goodwill impairment, non-deductible acquisition costs, and non-taxable contingent consideration. In 2023, the effective tax rate was primarily driven by non-taxable contingent consideration, non-deductible goodwill impairment, and change in valuation allowance.

Comparison of Fiscal Years Ended December 31, 2023 and 2022

Revenues

	For the Years Ended December 31,
	2023	2022	Increase	Percent Change
	As Restated	As Restated
Marketing, advertising services, and sponsorship	$153,499	$101,770	$51,729	51%
Intelligence subscription services	66,689	65,494	1,195	2%
Advisory services	30,710	29,376	1,334	5%
Exhibitor and attendee	1,203	454	749	165%
Total revenues	$252,101	$197,094	$55,007	28%

Revenue for fiscal 2023 was $252.1 million, an increase of $55.0 million, or 28%, compared to the fiscal year ended December 31, 2022 (“fiscal 2022”). The inclusion of full year results of Industry Dive following its acquisition in September 2022 increased Marketing, advertising services and sponsorship revenues by $54 million, primarily driven by an increase to subscribers in publications in 2023 from the IIRIS platform. Other than the impact of Industry Dive, Marketing, advertising services and sponsorship revenues declined due to a reduction in investment by technology companies in the period. Other revenues contributed positively as Intelligence subscription services, Advisory services, and Exhibitor and attendee revenues benefited from the acquisition of Canalys in September 2023 which provided $12 million.

Cost of Revenues

	For the Years Ended December 31,
	2023	2022	Increase	Percent Change
Cost of revenues	$98,826	$72,308	$26,518	37%

Cost of revenues for fiscal 2023 was $98.8 million, an increase of $26.5 million, or 37%, compared to fiscal 2022. The inclusion of full year results for Industry Dive and the acquisition of Canalys resulted in an increase of $29 million to cost of revenues, which was slightly offset by a reduction of $2 million from employee cost saving measures implemented to mitigate the impact of lower revenues, as technology companies cut back on investment.

Operating Expenses and Other

	For the Years Ended December 31,
	2023	2022	Increase /(Decrease)	Percent Change
	As Restated	As Restated
Operating expenses:
Selling and marketing	55,300	$38,828	$16,472	42%
General and administrative	66,888	48,982	17,906	37%
Product development	11,060	7,944	3,116	39%
Depreciation	895	620	275	44%
Amortization, excluding amortization included in cost of revenues	42,152	21,545	20,607	96%
Impairment of goodwill	139,645	-	139,645	n.m.
Impairment of long-lived assets	577	178	399	224%
Acquisition and integration costs	6,069	9,789	(3,720)	-38%
Remeasurement of contingent consideration	(123,944)	8,000	(131,944)	-1649%
Total operating expenses	$198,642	$135,886	$62,756	46%
Interest expense on related party loans	(24,649)	(10,760)	(13,889)	129%
Interest income	3,487	521	2,966	569%
Other income (expense), net	(875)	197	(1,072)	-544%
Income tax benefit (expense)	$9,627	$16,857	$(7,230)	-43%

Selling and marketing. Selling and marketing expenses for fiscal 2023 increased $16.5 million, or 42%, compared to fiscal 2022. The increase was primarily due to the inclusion of full year results for Industry Dive and the acquisition of Canalys, which contributed $14 million, and an increase of $3 million due to an increase in the Company's full-time employees to support future growth plans.

General and administrative. General and administrative expenses for fiscal 2023 increased $17.9 million, or 37%, compared to fiscal 2022. The increase was primarily due to the inclusion of a full year results for Industry Dive and the acquisition of Canalys, which contributed $18 million. Further, there was an increase in corporate expenses charged to support Informa TechTarget.

Product development. Product development expenses for fiscal 2023 increased $3.1 million, or 39%, compared to fiscal 2022. This was primarily due to a full year of Industry Dive product maintenance, which accounted for $2 million of the increase.

Depreciation. Depreciation expense for fiscal 2023 increased $0.3 million, or 44%, compared to fiscal 2022. The increase was due to higher building depreciation as a result of the acquisition of Industry Dive in September 2022.

Amortization. Amortization expense for fiscal 2023 increased $20.6 million, or 96%, compared to fiscal 2022. The increase was due to the amortization of acquired intangible assets of Canalys and full year amortization of acquired intangibles of Industry Dive. See Note 5. Business Combination to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Impairment of Goodwill. Impairment of goodwill assets for fiscal 2023 was $139.6 million. The impairment was attributed to a reduction in the fair value of the Industry Dive Business reporting unit, following a revision to long-term forecasts to reflect the challenging macro-economic conditions, which impacted demand for its core email and website sponsorship/advertising products, as technology companies cut back on investment.

Impairment of Long-Lived Assets. Impairment of long-lived assets for fiscal 2023 increased $0.4 million, or 224%, compared to fiscal 2022. The increase was mainly due to the exit from and associated impairment of Industry Dive’s New York office after the completion of the acquisition of Industry Dive.

Acquisition and Integration Costs. Acquisition and integration costs for fiscal 2023 decreased $3.7 million, or 38%, compared to fiscal 2022. The reduction reflected the absence of acquisition and integration costs of $5.3 million relating to Industry Dive and NetLine, partially offset by acquisition costs of $1 million in fiscal 2023 relating to Canalys.

Remeasurement of Contingent Consideration. Remeasurement of contingent consideration for fiscal 2023 was a gain of $123.9 million, a change of $131.9 million compared to a loss of $8.0 million for fiscal 2022. The change was due to a revision to forecasts to reflect challenging macro- economic conditions, which impacted demand for its core email and website sponsorship/advertising products, as technology companies cut back on investment. This resulted in a lower fair value of the contingent consideration in fiscal 2023 as compared to fiscal 2022.

Interest expense on related party loans. Interest expense on related party loans for fiscal 2023 increased $13.9 million, or 129%, compared to fiscal 2022. The increase was due to a full year’s interest charge on a related party loan used to fund the acquisition of Industry Dive, $13 million.

Interest Income. Interest income for fiscal 2023 increased $3.0 million, or 569%, compared to fiscal 2022. The increase was primarily due to interest received on cash balances reflecting an increase in interest rates.

Other Income (Expense), net. Other income (expense), net for fiscal 2023 decreased $1.1 million, or 544%, from fiscal 2022 due to changes in foreign exchange rates, specifically USD versus GBP.

Income Tax Benefit. Income tax benefit for fiscal 2023 was $9.6 million, a decrease of $7.2 million compared to the income tax benefit of $16.9 million in fiscal 2022. The effective tax rate was 14.3% and 79.7% for the years ended December 31, 2023 and 2022, respectively. The change in the rate in fiscal 2023 as compared to fiscal 2022 was primarily due to an increase in remeasurement of contingent consideration, a decrease in acquisition costs and pre-tax book income. The effective tax rate differs from the statutory rate primarily due to remeasurement of contingent consideration.

Liquidity and Capital Resources

During the year ended December 31, 2024, the Company incurred losses of $116.9 million driven mainly by non-cash charges for impairment of goodwill and long-lived assets (offset in part by the remeasurement of contingent consideration) and certain non-recurring cash costs related to the Transactions. Additionally, the Company utilized cash in operations of $64.9 million. The Company completed the Transactions on December 2, 2024. The Company has a $250 million revolving line of credit with its Parent (the “Credit Facility”), of which $115 million availability remains as of May 28, 2025. The Company’s ability to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. In April 2025, the Company received a waiver from its Parent on the requirement to timely provide its annual financial statements. See Note 9 to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the Credit Facility. The Company believes it has sufficient cash on hand, positive working capital, and availability to access additional cash under its Credit Facility to meet its business operating requirements, its capital expenditures and to comply with its debt covenants for at least the next twelve months as of the filing date of this Annual Report on Form 10-K.

Cash Flows

	For the Years Ended December 31,
	2024	2023	2022
		As Restated	As Restated
Net cash provided by (used in) operating activities	$(64,854)	$(12,505)	$28,060
Net cash used in investing activities	$(79,363)	$(57,190)	$(354,697)
Net cash provided by financing activities	$409,633	$73,428	$330,315

Net cash provided by (used in) operating activities

Operating cash outflow for fiscal 2024 was $64.9 million, a $52.3 million increase compared to the operating cash outflow for fiscal 2023, primarily due to an increase in net loss as adjusted for non-cash items, which were mainly impacted by (i) higher amortization due to the acquisition of Former TechTarget and including the full year of Canalys and (ii) the combined net impact of the impairment of goodwill and remeasurement of contingent consideration, both related to Industry Dive. With respect to changes in operating assets and liabilities, the primary change was driven by a decrease to the related party payables due to the timing of settlements, prepaid expenses and accounts receivables, and offset by accrued expenses.

Operating cash outflow for fiscal 2023 was $12.5 million, a $40.6 million decrease compared to the operating cash inflow for fiscal 2022, primarily due to a decrease in net income as adjusted for non-cash items, which were mainly impacted by (i) higher amortization due to the acquisition of Canalys and including the full year of Industry Dive and (ii) the combined net impact of the impairment of goodwill and remeasurement of contingent consideration, both related to Industry Dive. With respect to changes in operating assets and liabilities, related party payables decreased due to the timing of settlements.

Net cash used in investing activities

Cash outflows from investing activities were $79.4 million, $57.2 million and $354.7 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The significant net outflow in fiscal 2024 is related to the acquisition of Former TechTarget for $72.3 million. The outflows in fiscal 2023 reflected the acquisition of Canalys, $47.8 million, as well as increased investment in property, plant and equipment, $2.6 million, and intangible assets, $6.8 million mainly relating to product development and internally generated software. The outflow in fiscal 2022 was primarily driven by the acquisition of Industry Dive for $351.3 million.

Net cash provided by (used in) financing activities

Cash flows provided by (used in) financing activities were $409.6 million, $73.4 million and $330.3 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The significant inflows in fiscal 2024 were primarily due to net cash from net parent investment, of $38.3 million, to fund the acquisition of Former TechTarget for $350.0 million as well as $24.0 million in inflows from related parties as part of cash pooling arrangements. The significant inflows in fiscal 2023 were due to amounts received from related parties as part of cash pooling arrangements as well as net cash from net parent investment. The significant inflows in fiscal 2022, were also due to net cash from net parent investment as well as a new loan from Informa for $250.0 million at 8% to provide funding for the acquisition on Industry Dive and contingent consideration payments financed by Informa. This was partially offset by loans granted to Informa as part of cash pooling arrangements.

Off Balance Sheet Arrangements

As of December 31, 2024 and December 31, 2023, Informa TechTarget did not have any significant off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the Company's financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. The Company's do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Informa TechTarget currently have subsidiaries in the United Kingdom, Hong Kong, China, Australia, Singapore, Germany and France. Approximately 32% of the Company's revenues for the year ended December 31, 2024 were derived from customers with billing addresses outside of the United States and the Company's foreign exchange gains/losses were not significant. Currently, the Company's largest foreign currency exposures are the euro and British pound. The Company performed a sensitivity analysis on the impact of foreign exchange fluctuations on the Company's operating income, based on Informa TechTarget's financial results for the year ended December 31, 2024. For the year ended December 31, 2024, the Company estimates that a 10% unfavorable movement in foreign currency exchange rates would have decreased operating income by $6.0 million assuming that all currencies moved in the same direction at the same time and a constant ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses. Since a portion of Informa TechTarget's revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. The Company currently believes the Company's exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore has not entered into foreign currency hedging transactions.

The Company continues to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that The Company cannot forecast with reliable accuracy. Informa TechTarget's continued international expansion increases the Company's exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on the Company's future results of operations.

Interest Rate Risk

At December 31, 2024, the Company had cash, cash equivalents and short-term investments totaling $353.7 million. The cash, cash equivalents, and short-term investments were held for working capital purposes. Due to the short-term nature of these investments, the Company believes that it does not have any material exposure to changes in the fair value of Informa TechTarget's investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Inflation

If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through price increases for services. The Company’s inability to do so could harm the Company’s business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TechTarget, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TechTarget, Inc. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of income (loss) and comprehensive income (loss), of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Restatement of and Adjustments to Previously Issued Financial Statements

We also have audited the adjustments to i) restate the 2023 and 2022 consolidated financial statements to correct errors as described in Note 1; ii) retrospectively apply the change in accounting for segments as described in Note 15; iii) disclose the net income (loss) per share information as described in Note 2; and iv) retrospectively reflect the internal restructuring and consolidation of the Accounting Predecessor in the 2023 and 2022 financial statements as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2023 or 2022 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 or 2022 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Industry Dive Reporting Unit

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $973.4 million as of December 31, 2024, and the goodwill associated with the Industry Dive reporting unit was $186.1 million. Goodwill is tested for impairment at least annually, during the fourth quarter, or when events and circumstances indicate an impairment may have occurred. In assessing goodwill for impairment, management may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative impairment assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, management performs the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. In conjunction with the annual impairment analysis performed on December 31, 2024, management identified a sustained decline in share price into the fourth quarter of 2024 as an impairment trigger for all reporting units and, accordingly, performed a quantitative goodwill impairment assessment. Management estimates the fair value of the Company’s reporting units primarily using an income approach. The key assumptions used in the fair value calculation were forecasted revenue growth rate and EBITDA margin, discount rate, long-term growth rate, tax rate, capital expenditure rate, and net working capital rate. At December 31, 2024, management recognized $66.2 million of impairment related to the Industry Dive reporting unit.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Industry Dive reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenue growth rate and EBITDA margin, discount rate, long-term growth rate, tax rate, capital expenditure rate, and net working capital rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate of the Industry Dive reporting unit; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenue growth rate and EBITDA margin, discount rate, long-term growth rate, tax rate, capital expenditure rate, and net working capital rate. Evaluating management’s assumptions related to the forecasted revenue growth rate and EBITDA margin, tax rate, capital expenditure rate, and net working capital rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate and long-term growth rate assumptions.

Former TechTarget Merger – Valuation of Customer Relationships, Developed Technology, and Trade Names

As described in Notes 1 and 5 to the consolidated financial statements, on December 2, 2024, the merger of Informa Intrepid Holdings Inc. with Former TechTarget was completed for a total purchase price of $951.5 million. Of the acquired intangible assets, $395 million of customer relationships, $115 million of developed technology and $65 million of trade names were recorded. Customer relationships were valued using the multi-period excess earnings method and the significant assumptions used include the estimated annual net cash flows (including revenue growth rate, long-term growth rate, projected EBITDA margin, attrition rate, research and development addback, sales and marketing addback, tax rate, assumed benefit from research and development capitalization, economic life, and contributory asset charges), the discount rate, reflecting the risks inherent in the future cash flow stream and the tax amortization benefit. Developed technology and trade names were valued using the relief from royalty method and the significant assumptions used include the estimated annual net cash flows (including revenue growth rate, long-term growth rate, appropriate revenue attributable to the asset, royalty rate, tax rate, economic life and other factors such as developed technology related obsolescence rates), the discount rate, reflecting the risks inherent in the future cash flow stream and the tax amortization benefit.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships, developed technology, and trade names acquired in the Former TechTarget merger is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships, completed technology and tradename intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rate, long-term growth rate, projected EBITDA margin, attrition rate, research and development addback, sales and marketing addback, tax rate, assumed benefit from research and development capitalization, economic life, discount rate, tax amortization benefit, and contributory asset charges for customer relationships, the revenue growth rate, long-term growth rate, appropriate revenue attributable to the asset, royalty rate, tax rate, economic life, discount rate, and tax amortization benefit for developed technology and trade names, and the obsolescence rate for developed technology (collectively, the “aforementioned assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) reading the transaction agreement; (ii) testing management’s process for developing the fair value estimates of the customer relationships, developed technology, and trade names; (iii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods; (iv) testing the completeness and accuracy of data used in the multi-period excess earnings and relief from royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to the aforementioned assumptions. Evaluating management’s assumptions related to revenue growth rate, projected EBITDA margin, attrition rate, research and development addback, sales and marketing addback, tax rate, assumed benefit from research and development capitalization, tax amortization benefit, and contributory asset charges for customer relationships, and assumptions related to revenue growth rate, long-term growth rate, appropriate revenue attributable to the asset, tax rate, and tax amortization benefit for developed technology and trade names involved considering (i) the current and past performance of Former TechTarget; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief from royalty methods and (ii) long-term growth rate, discount rate, and economic life for customer relationships, long-term growth rate, royalty rate, discount rate, and economic life for developed technology and trade names, and obsolescence rate for developed technology assumptions.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

May 28, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Informa PLC

Opinion on the Financial Statements

We have audited the combined balance sheet of Informa Tech Digital Businesses of Informa PLC (the “Business” and the Accounting Predecessor to TechTarget, Inc.) as of December 31, 2023, and the related combined statements of income and comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “combined financial statements”), before the effects of the adjustments i) for the correction of the errors as described in Note 1; ii) to retrospectively apply the changes in accounting for segments as described in Note 15; iii) to disclose the net income (loss) per share information as described in Note 2; and iv) to retrospectively reflect the internal restructuring and consolidation of the Accounting Predecessor in the 2023 and 2022 financial statements as described in Note 1.

In our opinion, except for the errors as described in Note 1, the combined 2023 and 2022 financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting for segments as described in Note 15, disclose the net income (loss) per share information as described in Note 2, and retrospectively reflect the internal restructuring and consolidation of the Accounting Predecessor in the 2023 and 2022 financial statements as described in Note 1, present fairly, in all material respects, the financial position of the Business as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America (the 2023 and 2022 financial statements before the effects of the adjustments discussed in Notes 1, 2, and 15 are not presented herein).

We were not engaged to audit, review, or apply any procedures to the adjustments i) for the correction of the errors as described in Note 1; ii) to retrospectively apply the changes in accounting for segments as described in Note 15; iii) to disclose the net income (loss) per share information as described in Note 2; and iv) to retrospectively reflect the internal restructuring and consolidation of the Accounting Predecessor in the 2023 and 2022 financial statements as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These combined financial statements are the responsibility of the Business' management. Our responsibility is to express an opinion on the Business’ combined financial statements, before the effects of the adjustments described above, based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Business in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these combined financial statements, before the effects of the adjustments described above, in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

London, United Kingdom

June 27, 2024, except for the effects of the restatement discussed in Note 1 (not presented herein) to the combined financial statements of Informa Tech Digital Businesses of Informa PLC appearing in Amendment No. 4 to Toro CombineCo, Inc.’s Registration Statement on Form S-4 (No. 333-280529) as filed on October 23, 2024, as to which the date is September 4, 2024

We served as the Business' auditor from 2024 to 2024.

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2024	2023
		As Restated
Assets
Current assets:
Cash and cash equivalents	$275,983	$10,789
Short-term investments	77,705	—
Accounts receivable, net of allowance for credit losses of $907 and $1,540 respectively	79,039	39,836
Related party receivables	2,900	3,236
Related party loans receivable	—	105,334
Prepaid taxes	6,443	—
Prepaid expenses and other current assets	13,547	7,224
Total current assets	455,617	166,419
Non-current assets:
Property and equipment, net	4,621	3,229
Goodwill	973,398	475,814
Intangible assets, net	808,732	276,544
Operating lease right-of-use assets	15,907	5,173
Deferred tax assets	5,097	337
Other non-current assets	3,115	—
Total non-current assets	1,810,870	761,097
Total assets	$2,266,487	$927,516
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,639	$5,050
Related party payables	4,795	32,493
Contract liabilities	44,825	27,153
Operating lease liabilities	5,186	2,664
Accrued expenses and other current liabilities	29,328	6,013
Accrued compensation expenses	18,093	12,759
Income taxes payable	6,701	243
Related party short-term debt	—	503,262
Convertible debt	415,690	—
Contingent consideration	—	4,937
Total current liabilities	535,257	594,574
Non-current liabilities:
Operating lease liabilities	15,107	3,010
Other liabilities	4,913	5,736
Deferred tax liabilities	139,356	23,095
Related party long-term debt	—	309,237
Contingent consideration	—	46,199
Total non-current liabilities	159,376	387,277
Total liabilities	$694,633	$981,851
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Net Parent investment (deficit)	—	(76,580)
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,460,169 shares issued and outstanding at December 31, 2024	71	—
Additional paid-in capital	1,626,785	—
Retained earnings (accumulated deficit)	(75,937)	—
Accumulated other comprehensive income	20,935	22,245
Total stockholders’ equity (deficit)	1,571,854	(54,335)
Total liabilities and stockholders’ equity (deficit)	$2,266,487	$927,516

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except share data)

	For the Years Ended December 31,
	2024	2023	2022
		As Restated	As Restated
Revenues[1]	$284,897	$252,101	$197,094
Cost of revenues[1,2]	(107,256)	(98,826)	(72,308)
Gross profit	177,641	153,275	124,786
Operating expenses:
Selling and marketing[2]	62,593	55,300	38,828
General and administrative[1,2]	79,029	66,888	48,982
Product development[2]	11,420	11,060	7,944
Depreciation	1,614	895	620
Amortization, excluding amortization of $592, $51, $0 included in cost of revenues	48,018	42,152	21,545
Impairment of goodwill	66,235	139,645	—
Impairment of long-lived assets	2,019	577	178
Acquisition and integration costs[1]	48,258	6,069	9,789
Remeasurement of contingent consideration	(22,436)	(123,944)	8,000
Total operating expenses	296,750	198,642	135,886
Operating loss	(119,109)	(45,367)	(11,100)
Related party interest expense	(17,740)	(24,649)	(10,760)
Interest income[1]	4,138	3,487	521
Other income (expense), net	3,313	(875)	197
Loss before income tax benefit	(129,398)	(67,404)	(21,142)
Income tax benefit	12,535	9,627	16,857
Net loss	$(116,863)	$(57,777)	$(4,285)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(1,192)	(20,497)	42,775
Unrealized loss on short-term investments	(118)	—	—
Total comprehensive income (loss)	$(118,173)	$(78,274)	$38,490
Net loss per common share:
Basic	$(2.65)	$(1.39)	$(0.10)
Diluted	$(2.65)	$(1.39)	$(0.10)
Weighted average common shares outstanding:
Basic	44,054,830	41,651,366	41,651,366
Diluted	44,054,830	41,651,366	41,651,366

(1) Amounts include related party transactions as follows:
Revenues	413	154	112
Cost of revenues	269	—	—
General and administrative	31,833	31,272	31,605
Interest income	3,999	3,487	493
Acquisition and integration costs	39,735	—	—

(2) Amounts include stock-based compensation expense as follows:
Cost of revenues	92	—	—
Selling and marketing	833	—	—
General and administrative	1,416	1,198	914
Product development	54	—	—

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

		Common Stock
	Net Parent Investment (deficit)	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021 (as restated)	$(194,506)	—	$—	$—	$—	$(33)	$(194,539)
Net loss	(4,285)	—	—	—	—	—	(4,285)
Net transfers to Parent	141,743	—	—	—	—	—	141,743
Other comprehensive income		—	—	—	—	42,775	42,775
Balance, December 31, 2022 (as restated)	(57,048)	—	—	—	—	42,742	(14,306)
Net loss	(57,777)	—	—	—	—	—	(57,777)
Net transfers to Parent	38,245	—	—	—	—	—	38,245
Other comprehensive loss	—	—	—	—	—	(20,497)	(20,497)
Balance, December 31, 2023 (as restated)	(76,580)	—	—	—	—	22,245	(54,335)
Net loss prior to the Transaction	(40,926)	—	—	—	—	—	(40,926)
Transfers (to) from Parent, including Transaction-related adjustments	790,038	—	—	—	—	—	790,038
Recapitalization as a result of the Transaction	(672,532)	41,651,366	41	672,490	—	—	(1)
Issuance of shares of common stock on Merger to shareholders of Former TechTarget	—	29,802,746	30	951,419	—	—	951,449
Net loss subsequent to the Transaction		—	—	—	(75,937)	—	(75,937)
Capital contribution from Parent	—	—	—	1,574		—	1,574
Other comprehensive loss	—	—	—	—	—	(1,310)	(1,310)
Issuance of common stock from restricted stock awards	—	6,057	—	—	—	—	—
Stock-based compensation	—	—	—	1,302	—	—	1,302
Balance, December 31, 2024	$—	71,460,169	$71	$1,626,785	$(75,937)	$20,935	$1,571,854

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
		As Restated	As Restated
Operating activities:
Net loss	$(116,863)	$(57,777)	$(4,285)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,614	895	620
Amortization	48,610	42,203	21,545
Provision for bad debt	996	(893)	(656)
Operating lease expense	2,165	2,732	1,567
Stock-based compensation	2,395	1,198	914
Fair value adjustment to debt	2,120	—	—
Other	(90)	—	—
Deferred tax provision	(16,306)	(13,500)	(21,115)
Impairment of long-lived assets	2,019	577	178
Impairment of goodwill	66,235	139,645	—
Gain (loss) on disposal of long-lived assets	—	2	(51)
Gain (loss) on disposal of intangibles	(135)	—	—
Gain (loss) on disposal of property, plant and equipment	28	—	40
Contingent consideration settlement	(1,020)	—	—
Remeasurement of contingent consideration	(22,436)	(123,944)	8,000
Net foreign exchange (gain)/loss	(5,235)	1,059	28
Changes in operating assets and liabilities (net of the impact of acquisitions):
Accounts receivable	(2,817)	7,533	209
Prepaid expenses and other current and non-current assets	(6,576)	2,296	(3,560)
Related party receivables	336	(2,248)	(148)
Accounts payable	(2,648)	(3,334)	2,652
Income taxes payable	7,949	3,122	1,767
Accrued expenses and other current liabilities	4,760	(1,215)	(6,728)
Accrued compensation expenses	2,100	—	—
Operating lease liabilities with right of use	(3,183)	(2,709)	(1,699)
Contract liabilities	1,529	(8,366)	(3,464)
Other liabilities	(1,400)	219	2,671
Related party payables	(29,001)	—	29,575
Net cash provided by (used in) operating activities	(64,854)	(12,505)	28,060
Investing activities:
Purchases of property and equipment, and other capitalized assets	(420)	(2,589)	(413)
Purchases of intangible assets	(6,339)	(6,771)	(2,951)
Purchase of investments	(289)	—	—
Acquisitions of business, net of acquired cash	(72,315)	(47,830)	(351,333)
Net cash used in investing activities	(79,363)	(57,190)	(354,697)
Financing activities:
Cash pool arrangements with Parent	23,950	43,749	(9,949)
Contingent consideration settlement	(3,980)	—	(2,760)
Repayment of debt	—	—	(42,590)
Repayment of loans	(213)	—	—
Capital contribution from Parent	351,574	—	—
Net transfers from Parent	38,302	29,679	136,114
Proceeds from loans issued by Parent	—	—	250,213
Repayment of loans issued by Parent	—	—	(713)
Net cash provided by financing activities	409,633	73,428	330,315
Effect of exchange rate changes on cash and cash equivalents	(222)	(86)	(202)
Net increase in cash and cash equivalents	265,194	3,647	3,476
Cash and cash equivalents at beginning of year	10,789	7,142	3,666
Cash and cash equivalents at end of year	$275,983	$10,789	$7,142
Supplemental disclosure of cash flow information:
Cash paid for taxes by Parent	$1,633	$3,039	$4,293
Cash paid for interest on related party loans	$19,008	$25,194	$80
Schedule of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$226	$1,295	$423
Intangible asset purchases included in accrued expenses and other current liabilities	$191	$78	$267
Debt capitalization through net parent investment	$250,000	$—	$—
Loans capitalized through net parent investment	$59,689	$—	$—
Capitalization of short-term debt	$474,943	$—	$—
Common stock issued in connection with the acquisitions of business	$592,707	$—	$—
Replacement awards issued in connection with acquisitions of business	$9,772	$—	$—

See accompanying Notes to Consolidated Financial Statements

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023, and 2022

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Business overview and basis of presentation

Nature of business

TechTarget, Inc. (“Informa TechTarget” or the “Company”, formerly known as Toro CombineCo, Inc. (“CombineCo”) together with its subsidiaries, is a leading business-to-business (“B2B”) growth accelerator, informing and influencing technology buyers and sellers globally. Informa TechTarget has offices in 11 countries as of December 31, 2024.

Liquidity and Capital Resources

During the year ended December 31, 2024, the Company incurred losses of $116.9 million driven mainly by non-cash charges for impairment of goodwill and long-lived assets (offset in part by the remeasurement of contingent consideration) and certain non-recurring cash costs related to the Transactions described below. Additionally, the Company utilized cash in operations of $64.9 million. The Company completed its Transactions (defined below) on December 2, 2024. The Company has a $250 million revolving line of credit (the “Credit Facility”) with Informa PLC (“Informa” or “Parent”), of which $115 million availability remains as of May 28, 2025. The Company’s ability to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, See Note 9 Convertible Notes and Credit Facility for further information regarding the Credit Facility. The Company believes it has sufficient cash on hand, working capital, and availability to access additional cash under its Credit Facility to meet its business operating requirements, its capital expenditures and to comply with its debt covenants for at least the next twelve months as of the filing date of this Annual Report on Form 10-K.

The Transactions

On January 10, 2024, Informa entered into a definitive agreement (the “Transaction Agreement”) to combine Informa Intrepid Holdings Inc. (“Informa Tech Digital Business” or “Accounting Predecessor”), a carved-out business wholly-owned by Informa, with former TechTarget, Inc. (“Former TechTarget”) under CombineCo. In accordance with the Transaction Agreement, Informa contributed the Informa Tech Digital Business along with $350 million in cash (the “Contribution”), in exchange for an aggregate of 41,651,366 shares of CombineCo common stock (the “Transaction”). Prior to the Transaction, the Accounting Predecessor had historically operated as part of the Parent and not as a standalone entity and had no separate consolidated legal status of existence. As such, the prior year combined financial statements have been derived from the Parent’s historical accounting records and were presented on a carved-out basis and reflect the assets, liabilities, revenues, expenses and cash flows of the businesses included within the Accounting Predecessor prior to the Transaction. Prior to the closing of the Transaction, Informa undertook certain restructuring transactions to separate the Informa Tech Digital Business. As of the closing date of the Transaction, the Informa Tech Digital Businesses was held directly or indirectly by Informa Intrepid Holdings Inc. (“Informa Intrepid”), a wholly owned subsidiary of Informa. The financial statements for the periods prior to the Transaction have been retrospectively adjusted to reflect the internal restructuring of the Accounting Predecessor as a consolidated group under Informa Intrepid Holdings, Inc. as of the earliest period presented. The Transaction closed on December 2, 2024.

Additionally, CombineCo paid each Former TechTarget shareholder as consideration for one common share of Former TechTarget (i) one share of CombineCo common stock and (ii) cash consideration of approximately $11.70 per share of Former TechTarget common stock (the “Merger” and, together with the Transaction, the “Transactions”). The Merger closed on December 2, 2024 (the “Acquisition Date”), with Informa then holding a 58% interest in CombineCo and former TechTarget shareholders holding the remaining 42% interest in CombineCo. CombineCo changed its name to TechTarget, Inc. upon completion of the Merger.

Basis of presentation

The Merger was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combination (“ASC 805”). The consolidated financial statements prior to the Acquisition Date reflect the financial statements of the Informa Tech Digital Businesses of Informa, as Accounting Predecessor to Informa TechTarget and the historical consolidated financial statements of Former Tech Target are included only from the Acquisition Date forward.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the historical results of operations, comprehensive income and losses, and cash flows for the years ended December 31, 2024, 2023, and 2022 and the financial position as of December 31, 2024 and 2023. Certain prior-year amounts have been reclassified to conform to the current-year’s presentation. All intercompany balances and transactions within Informa TechTarget have been eliminated in the consolidated financial statements.

The following considerations have been applied to these consolidated financial statements prior to the Transaction:

•
All intercompany transactions and balances between the businesses included within the Accounting Predecessor have been eliminated. Transactions and balances with the Parent, or other non-Informa Tech Digital Business entities controlled by the Parent, are classified as related party transactions.
•
To the extent that an asset, liability, revenue or expense is directly associated with the Accounting Predecessor, it is reflected in these consolidated financial statements. Since the Accounting Predecessor had been part of a wider group of companies controlled by the Parent, the consolidated financial statements may not reflect the same financing costs had the Accounting Predecessor obtained financing on a standalone basis.
•
All costs incurred by Informa that are directly attributable to the Accounting Predecessor have been included in these consolidated financial statements. The costs incurred by the Parent for certain functions and operations that were used by the Accounting Predecessor, including but not limited to executive oversight, finance, treasury, tax, legal, human resources, technology, marketing and other shared services have been allocated using appropriate and consistent allocation methods, including revenue, headcount or other relevant measures. Management of the Parent believes the costs of these services allocated to the Accounting Predecessor have been determined on a reasonable basis but may not reflect the amounts that would have been incurred by the Accounting Predecessor had it been operating on a standalone basis. These cost allocations are discussed further in Note 13. Related Party Transactions.
•
Net Parent Investment, which includes retained earnings, represents the Parent’s historical investment in the Accounting Predecessor, the accumulated net earnings (losses) after taxes and the net effect of settled transactions with and allocations from the Parent. All significant transactions between the Accounting Predecessor and the Parent have been included in the accompanying consolidated financial statements for all years presented. Transactions with the Parent are reflected in the consolidated statements of changes in equity as Net transfers (to) from Parent and in the accompanying consolidated balance sheets as Net Parent investment. All transactions reflected in Net Parent investment by the Accounting Predecessor in the accompanying consolidated balance sheets have been considered as financing activities for purposes of the consolidated statements of cash flows. On the Acquisition Date, Net Parent Investment was converted to Common Stock and Additional Paid-in Capital.
•
The Accounting Predecessor was dependent on the Parent for the majority of its working capital and financing requirements during the financial years presented in these consolidated financial statements. The Parent uses a centralized approach to managing cash and financing its operations. Transactions between the Parent and the Accounting Predecessor under this approach were treated as related party short-term debt. All cash and cash equivalent balances held by the Accounting Predecessor that are not a part of the centralized cash management approach were legally held by the Accounting Predecessor and included in the consolidated financial statements.
•
The Accounting Predecessor had intercompany financing arrangements with the Parent (“related party debt”). These related party financing arrangements between the Accounting Predecessor and the Parent have been included in the accompanying consolidated financial statements for all years presented. These transactions were settled on the Acquisition Date.
•
The Accounting Predecessor's current and deferred taxes are computed on a separate return basis.

The Accounting Predecessor's consolidated financial statements prior to the Transaction may not be indicative of Informa TechTarget’s financial performance and do not necessarily reflect what its results of operations, financial position and cash flows would have been had Informa TechTarget operated as an independent entity during all the periods presented. The amount of actual costs that may have been incurred if Informa TechTarget were a standalone company would depend on a number of factors, including its chosen organizational structure, which functions were performed by its employees or outsourced and strategic decisions made in areas such as information technology and infrastructure.

Restatement of previously issued financial statements

Informa TechTarget restated its previously issued financial statements as of December 31, 2023 and for the years ended

December 31, 2023 and 2022 in this Form 10-K in accordance with ASC Topic 250, Accounting Changes and Error Corrections. The Company has also restated impacted amounts within the notes to the consolidated financial statements, as applicable.

The Company will also restate previously reported quarterly financial information for these errors based on the summary presented herein in its future filings with the Securities and Exchange Commission, as applicable. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Condensed Consolidated Statements of income and comprehensive income (loss) and Condensed Consolidated Statements of Cash Flow for each quarterly period is presented in Note 16, Quarterly results (unaudited).

In connection with the preparation of its 2024 consolidated financial statements, the following errors related to previously issued financial statements were identified and corrected :

1.
Revenue: The Company applied a monthly convention to recognize certain subscription revenue contracts, rather than recognizing revenue daily. The correction of this error resulted in a cumulative adjustment to decrease Net Parent Investment (“NPI”) as of January 1, 2022 of $2.0 million and an increase to contract liabilities of $2.0 million as of December 31, 2023.
2.
Customer relationship intangible asset amortization: The Company amortized acquired customer relationship intangible assets on a straight-line basis, as opposed to a method that reflect the pattern of consumption. The correction of this error resulted in a cumulative adjustment to decrease net parent investment as of January1, 2022 of $0.7 million, an adjustment to increase amortization expense of $11.3 million and $5.7 million for the years ended December 31, 2023 and 2022, respectively and an adjustment to decrease intangible assets, net of $17.7 million as of December 31, 2023.
3.
Contingent consideration: The Company identified an error in the fair value of the Industry Dive contingent consideration related to the valuation model and the inputs to the valuation model used to determine the fair value of the Industry Dive contingent consideration in purchase accounting related to its acquisition in September 2022 and the related subsequent fair value valuations of contingent consideration through September 2024. The correction of this error resulted in an increase of both the Industry Dive purchase price at the acquisition date and goodwill of $16.5 million at the acquisition date and as of December 31, 2023. The correction of this error also resulted in an increase to the long-term contingent consideration liability of $8.7 million as of December 31, 2023, an increase in the contingent consideration remeasurement gain of $11.3 million for the year ended December 31, 2023 and an increase in the contingent consideration remeasurement loss of $3.5 million recorded for the year ended December 31, 2022.
4.
Goodwill impairment: As a result of adjustments 2 and 3 described above, the Company identified an understatement of its goodwill impairment charge allocated to the Industry Dive reporting unit during the second quarter of 2023. The correction of this error resulted in an increase in the goodwill impairment charge of $9.5 million for the year ended December 31, 2023 and a decrease of goodwill of $9.5 million as of December 31, 2023.
5.
Sales tax: The Company identified an error in the inputs used to determine the measurement of the sales tax liability assumed in its acquisition of Industry Dive in September 2022 and in the sales tax liability subsequent to the acquisition of Industry Dive through the Transaction. This error resulted in a decrease in goodwill of $9.8 million and other liabilities of $9.6 million as of December 31, 2023 and an increase to general and administrative expense of $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
6.
Income tax: The Company identified an error in the amount of deferred tax assets recorded in purchase accounting in its acquisition of Industry Dive in September 2022. This error resulted in an increase of the net deferred tax liability and goodwill of $11.4 million as of December 31, 2023. Additionally, the Company recorded the income tax impact of correcting the above errors and other adjustments (described below) for the years ended December 31, 2023 and 2022, resulting in an increase in the income tax benefit of $3.9 million and $1.7 million, respectively, and a decrease in deferred tax liabilities of $3.6 million as of December 31, 2023.

Other Adjustments

In addition to the errors identified above, the Company has corrected other immaterial errors primarily related to revenue adjustments, acquisition-related adjustments, related party related adjustments, general and administrative expenses, including credit losses, translation related adjustments, cost allocation adjustments, and reclassification adjustments related to income taxes payable, other liabilities and certain expenses. These other errors are quantitatively and qualitatively immaterial, individually and in the aggregate. However, the Company has corrected these other errors as part of the correction for the material errors described above.

Impact of Restatement

The following tables present the as-restated financial statement line items for the consolidated balance sheet as of December 31, 2023 and as-restated financial statement line items for the consolidated statements of income and comprehensive income (loss) and consolidated statements of cash flows for the years ended December 31, 2023 and 2022. The amounts in the “As Reported” columns below are amounts derived from the Company’s previously filed annual consolidated financial statements included in the Toro CombineCo, Inc. Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 4, 2024. The amounts in the “Adjustment” columns present the impact of the adjustments described above. The amounts in the “As Restated” columns are the updated amounts including the impacts of the adjustments identified.

Consolidated Balance Sheet:

	As of December 31, 2023
	As Reported	Adjustment	As Restated
Assets
Current assets:
Accounts receivable, net of allowance for credit losses of $1,540	38,788	1,048	39,836
Related party trade receivables	4,140	(904)	3,236
Related party loans receivables	104,249	1,085	105,334
Prepaid expenses and other current assets	6,320	904	7,224
Total current assets	164,286	2,133	166,419
Non-current assets:
Goodwill	467,476	8,338	475,814
Intangible assets, net	293,859	(17,315)	276,544
Total non-current assets	770,074	(8,977)	761,097
Total assets	$934,360	$(6,844)	$927,516
Liabilities and Parent's equity
Current liabilities:
Related party payables	32,390	103	32,493
Contract liabilities	24,489	2,664	27,153
Income taxes payable	3,485	(3,242)	243
Related party short-term debt	502,872	390	503,262
Total current liabilities	594,659	(85)	594,574
Non-current liabilities
Other liabilities	12,080	(6,344)	5,736
Deferred tax liabilities	15,292	7,803	23,095
Contingent consideration	37,500	8,699	46,199
Total non-current liabilities	377,119	10,158	387,277
Total liabilities	$971,778	$10,073	$981,851
Parent's equity:
Net parent investment (deficit)	(59,663)	(16,917)	(76,580)
Total equity (deficit)	(37,418)	(16,917)	(54,335)
Total liabilities and equity	$934,360	$(6,844)	$927,516

Consolidated statements of income (loss) and comprehensive income (loss):

	For the Years Ended
	December 31, 2023			December 31, 2022
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenues from external customers	252,049	52	252,101	196,773	321	197,094
Cost of revenues	(99,170)	344	(98,826)	(72,608)	300	(72,308)
Gross profit	152,879	396	153,275	124,165	621	124,786
Operating expenses						-
Selling and marketing	55,470	(170)	55,300	38,963	(135)	38,828
General and administrative	66,087	801	66,888	47,879	1,103	48,982
Product development	11,143	(83)	11,060	8,004	(60)	7,944
Amortization	30,723	11,429	42,152	15,838	5,707	21,545
Impairment of goodwill	130,132	9,513	139,645
Acquisition and integration costs	5,830	239	6,069	9,924	(135)	9,789
Remeasurement of contingent consideration	(112,653)	(11,291)	(123,944)	4,537	3,463	8,000
Total operating expenses	188,204	10,438	198,642	125,943	9,943	135,886
Operating income (loss)	(35,325)	(10,042)	(45,367)	(1,778)	(9,322)	(11,100)
Interest expense on related party loans	(24,259)	(390)	(24,649)
Interest income	2,402	1,085	3,487
Income (loss) before provision of income taxes	(58,057)	(9,347)	(67,404)	(11,820)	(9,322)	(21,142)
Income tax benefit	5,777	3,850	9,627	15,138	1,719	16,857
Net income (loss)	$(52,280)	$(5,497)	$(57,777)	$3,318	$(7,603)	$(4,285)
Total comprehensive income (loss)	$(72,777)	$(5,497)	$(78,274)	$46,093	$(7,603)	$38,490

Net income (loss) per common share:
Basic	(1.26)	(0.13)	(1.39)	0.08	(0.18)	(0.10)
Diluted	(1.26)	(0.13)	(1.39)	0.08	(0.18)	(0.10)

Consolidated Statements of Changes in Equity

Opening Net Parent Investment as of January 1, 2022 was adjusted by the cumulative impact of the corrections described in adjustments 1 and 2 above. Net Parent Investment within the consolidated statements of changes in equity for the years ended December 31, 2023 and 2022 was also affected by the restated net income amounts disclosed above. Additionally, accumulated other comprehensive income within the consolidated statements of changes in equity for the years ended December 31, 2023 and 2022 was affected by the other immaterial adjustments described above.

Consolidated statements of cash flows:

	Years Ended December 31,
	2023			2022
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Operating activities:
Net income (loss)	$(52,280)	$(5,497)	$(57,777)	$3,318	$(7,603)	$(4,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	30,774	11,429	42,203	15,838	5,707	21,545
Provision for bad debt				(1,113)	457	(656)
Deferred tax provision	(5,777)	(7,723)	(13,500)	(15,138)	(5,977)	(21,115)
Impairment of goodwill	130,132	9,513	139,645
Remeasurement of contingent consideration	(112,653)	(11,291)	(123,944)	4,537	3,463	8,000
Net foreign exchange (gain)/loss	—	1,059	1,059	—	28	28
Change in assets and liabilities:
Accounts receivable	8,211	(678)	7,533	421	(212)	209
Prepaid expenses and other current assets				(2,656)	(904)	(3,560)
Related party receivables				(1,052)	904	(148)
Income taxes payable	—	3,122	3,122	—	1,767	1,767
Accrued expenses and other liabilities	(1,350)	135	(1,215)	(14,415)	7,687	(6,728)
Contract liabilities	(8,880)	514	(8,366)	4,358	(7,822)	(3,464)
Other liabilities	(625)	844	219	118	2,553	2,671
Related party payables	(104)	104	—
Net cash (used in) provided by operating activities	$(14,036)	$1,531	$(12,505)	$28,012	$48	$28,060
Investing activities:
Contingent consideration settlement				(2,760)	2,760	—
Net cash used in investing activities				$(357,457)	$2,760	$(354,697)
Financing activities:
Contingent consideration settlement				—	(2,760)	(2,760)
Cash pool arrangements with Parent	45,333	(1,584)	43,749	(9,813)	(136)	(9,949)
Net transfers (to) from Parent	29,626	53	29,679	136,026	88	136,114
Net cash provided by financing activities	$74,959	$(1,531)	$73,428	$333,123	$(2,808)	$330,315
Supplementation disclosure of cash flow information:
Cash paid by Parent for taxes	3,173	(134)	3,039	5,989	(1,696)	4,293

The consolidated statements of cash flows reflect the impact of the adjustments described above. Additionally, there were error corrections during the year ended December 31, 2022 within the reconciliation between net income (loss) and net cash provided by operating activities for a reclass of $7.8 million related to contract liabilities that were previously included in accrued expenses and other liabilities and a reclassification related to the payment of $2.8 million of NetLine contingent consideration from investing activities to financing activities. Certain other prior-year amounts have been reclassified to conform to the current-year’s presentation

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Informa TechTarget bases these estimates on historical experience, the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ from these estimates.

Estimates and underlying assumptions reflected in these consolidated financial statements are reviewed on an ongoing basis, with changes in estimates recognized in the year in which the estimates are revised and in any future periods affected. Significant estimates include assumptions associated with impairment considerations for goodwill and long-lived assets, estimating the fair value of contingent consideration, allocation of purchase price to intangible assets in business combinations, evaluating and measuring the valuation allowance for deferred tax assets and the recognition and measurement of uncertain tax positions and determining corporate expense allocations.

Foreign currency translation

The consolidated financial statements are presented in U.S. dollars. The functional currency of Informa TechTarget’s subsidiaries is the currency of the primary economic environment in which they operate. Foreign currency transactions that are other than the functional currency are recorded at the exchange rate prevailing at the date of the transaction. Foreign currency monetary assets and liabilities are translated at the rates of exchange as of the balance sheet date and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the period. Non-monetary items that are measured at historical cost in a foreign currency are translated using the exchange rate in force at the date of the initial transaction. Any realized and unrealized gains and losses from transactions denominated in currencies other than the functional currency are recorded in other income (expense) on a net basis in the consolidated statements of income (loss) and comprehensive income (loss). Gains and losses from transactions denominated in currencies other than the functional currency amounted to a net gain of $5.2 million and a net loss of $1.1 million for the years ended December 31, 2024 and 2023, respectively.

As of the reporting date, the assets and liabilities of Informa TechTarget denominated in a functional currency that is other than the reporting currency are translated into U.S. dollars at the rate of exchange applicable at the reporting date and their results of operations are translated at the average exchange rates for the period, recalculated for each month at that month’s closing rate from the equivalent preceding month. All translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of Parent’s/Stockholders’ equity in the consolidated balance sheets.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and balances held with banks and other financial institutions. Cash equivalents comprise bank deposits, which are readily convertible to known amounts of cash, subject to an insignificant risk of changes in value and have original maturity of three months or less.

Short-term investments

Short-term investments are held for working capital purposes and as of December 31, 2024 are invested primarily in pooled bond funds. We do not enter into investments for trading or speculative purposes. The Company's short-term investments are classified as available-for-sale. These investments are recorded at fair value with the related unrealized gains and losses included in other comprehensive income (loss).

Fair value measurements

In accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”), Informa TechTarget accounts for certain assets and liabilities at fair value, which is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly arms-length transaction between market participants at the measurement date. When measuring fair value, Informa TechTarget considers the characteristics of the asset or liability that a market participant would consider when pricing the asset or liability at the measurement date. Informa TechTarget utilizes one or more techniques for measuring fair value: market approach, income approach, and cost approach.

The valuation techniques include inputs, which are based on a tiered fair value hierarchy consisting of three levels of observability to the market, as follows:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar instruments in active markets or for similar markets that are not active.

Level 3: Unobservable inputs for which there is little or no market data and which require the use of assumptions about how market participants would price the asset or liability.

Informa TechTarget categorizes each of its fair value measurements in one of these three levels based on the lowest level of input that is significant to the fair value measurement in its entirety. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their relatively short maturity periods. The Company has elected the fair value option (“FVO”) for its Notes. The analysis of the fair value of the Notes contains inherent assumptions related to the current stock price, interest rates, volatility and the remaining time to maturity.

Business combinations and goodwill

Informa TechTarget uses the acquisition method of accounting to account for acquisitions. This requires separate recognition of assets acquired and liabilities assumed from goodwill, at the acquisition date fair values. A specifically identified intangible asset must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Accordingly, intangible assets consist of specifically identified intangible assets.

Goodwill at acquisition date is measured as the excess of consideration transferred and the fair value of any non-controlling interests in the acquiree over the net fair values of the assets acquired and liabilities assumed. Informa TechTarget completed the allocation of goodwill, in connection with the acquisition of former TechTarget, to its reporting units in the fourth quarter of the fiscal year ended December 31, 2024 using the with-and-without approach of the synergy impact to the fair value of its reporting units. During the measurement period, which may be up to one year from the acquisition date, Informa TechTarget will record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Measurement period adjustments are recorded in the period the adjustments are determined. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded in the consolidated statements of income (loss) and comprehensive income (loss).

Where a business combination agreement provides for an adjustment to the cost of a business acquired contingent on future events, Informa TechTarget accrues the fair value of the additional consideration payable as a liability as of acquisition date. This amount is reassessed at each subsequent reporting date with any adjustments recognized in remeasurement of contingent consideration within the consolidated statements of income (loss) and comprehensive income (loss). Informa TechTarget utilizes significant estimates and assumptions in determining the estimated contingent consideration and associated expense or gain at each balance sheet date. The liabilities are measured against the contractually agreed performance targets at each subsequent reporting date with any adjustments recognized in the consolidated statements of income (loss) and comprehensive income (loss). The estimation of these liabilities requires Informa TechTarget to make judgements concerning the future performance of related businesses over the contingent consideration period. The estimation uncertainty risk within payments greater than one year is higher due to the forecast nature of the inputs.

Intangible assets

Intangible assets primarily comprise intangible assets acquired in business combinations measured at their estimated fair value at acquisition. Remaining intangible assets are initially recorded at cost.

Intangible assets are reported net of accumulated amortization. The cost of intangible assets is amortized and charged to the consolidated statements of income (loss) and comprehensive income (loss) using an economic consumption method over the estimated useful lives of the underlying assets. Completed technology and customer relationships are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible asset. Trade names are amortized on a straight-line basis.

Informa TechTarget capitalizes certain costs associated with the development of its platform and software used in operations. Informa TechTarget begins to capitalize costs to develop software when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Capitalized internal-use software is amortized over estimated useful lives ranging from 3 to 10 years once the related project is ready for its intended use.

Capitalized costs of internal-use software, net of accumulated amortization, are included in intangible assets, net in the consolidated balance sheets. The amortization expense is recognized in cost of revenues in the consolidated statements of income (loss) and comprehensive income (loss).

Useful lives are reviewed when events dictate and adjustments are made, where applicable, on a prospective basis. The estimated useful lives of Informa TechTarget’s intangible assets are as follows:

Estimated Useful Lives
Brands and trademarks	10 - 30 years
Customer relationship databases	9 - 20 years
Intellectual property	3 - 20 years
Developed technology	3 - 10 years
Internal-use software	7 years

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation and impairment losses. Cost comprises expenditure directly attributable to the purchase of the asset. Depreciation is provided on a straight-line basis at rates designed to reduce the assets to their residual value over their estimated useful lives.

The rates of depreciation are based on the following estimated useful lives:

Estimated Useful Lives
Leasehold improvements	Shorter of useful economic life or remaining duration of lease
Equipment, fixtures and fittings	3 - 5 years

The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income from operations.

Impairment of goodwill and long-lived assets

Informa TechTarget evaluates its long-lived assets, including property, equipment, and intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Goodwill is tested for impairment at least annually, during the fourth quarter, or when events and circumstances indicate an impairment may have occurred.

Among the factors that could trigger an impairment review are a reporting unit’s operating results significantly declining relative to its operating plan or historical performance, competitive pressures, changes in the general markets in which it operates, and sustained declines in the Company's share price. In assessing goodwill for impairment, Informa TechTarget may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment concludes that it is more likely than not that the fair value is more that the carrying value of a reporting unit, goodwill is not considered impaired and any quantitative goodwill impairment test is not required to be performed.

If the qualitative impairment assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, Informa TechTarget performs the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. During the fourth quarter of 2024, Informa TechTarget identified a sustained decline in its share price which it determined to be a triggering event for the purposes of testing goodwill impairment. Informa TechTarget estimates the fair value of its reporting units primarily using an income approach. In assessing fair value, estimated future cash flows are discounted to their present value using a weighted average cost of capital discount rate.

If the estimated fair value of a reporting unit is less than the carrying value, Informa TechTarget will record an impairment of goodwill. The goodwill impairment loss is the difference between the reporting unit's fair value and carrying amount, not to exceed the carrying amount of the goodwill. Determination of fair value is based on significant assumptions and estimates, including projected cash flows, including forecasted revenue growth rates and EBITDA margin, discount rates, net working capital rates, long-term growth rates, tax rates, and capital expenditure rates. Upon completion of this quantitative assessment, the Company determined that the goodwill of the Industry Dive reporting unit was impaired and recorded an $66.2 million impairment as of December 31, 2024.

Informa TechTarget also considers whether there is an expectation that a long-lived asset will be sold or disposed of before the end of its originally estimated useful life. Recoverability of assets held and used is measured by comparing the asset group’s carrying amount and the estimated undiscounted future net cash flows expected to be generated by the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss will be recorded based on the amount by which the carrying value exceeds the fair value. The Company recognized $2.0 million and $0.6 million of impairment to operating lease right-of-use assets in the years ended December 31, 2024 and 2023, respectively. See Note 7. Leases for further information.

See Note 6. Goodwill and intangible assets for further information on the impairment charges recognized for the years ended December 31, 2024 and 2023.

Debt issuance costs

Financing costs associated with the revolving line-of-credit are capitalized as prepaid expenses and other current assets and are amortized into interest expense over the credit availability period on a straight-line basis.

Convertible notes

Upon close of the Merger, Informa TechTarget elected to account for the convertible debt under the fair value option under ASC 825, Financial Instruments (“ASC 825”). Using the fair value option, the convertible debt was recorded at fair value upon close of the Merger and at each balance sheet date thereafter. Changes in the estimated fair value of the convertible debt are recognized as non-cash changes in other income (expense), net.

See Note 4. Fair Value and Note 9. Convertible Notes and Credit Facility for further information.

Revenues

Informa TechTarget generates revenues by providing digital solutions that deliver business intelligence and advisory services, targeted audiences, highly qualified leads, demand generation and buyer intent, which helps customers to identify, reach, influence and transact with key technology decision makers.

Revenue is recognized as Informa TechTarget satisfies a performance obligation, based upon transfer of control of promised products or services to clients in an amount that reflects the consideration to which Informa TechTarget expects to be entitled in exchange for those products or services. Some of Informa TechTarget’ performance obligations are satisfied over time as the product or service is transferred to the client. Performance obligations which are not satisfied over time are satisfied at a point in time. Informa TechTarget accounts for revenue contracts with clients through the following steps:

1.
Identify the contract with a client;
2.
Identify the performance obligations in the contract;
3.
Determine the transaction price;
4.
Allocate the transaction price to the performance obligations in the contract; and
5.
Recognize revenue when or as Informa TechTarget satisfies a performance obligation.

Informa TechTarget enters into contracts that can include various combinations of its offerings which are generally capable of being distinct and accounted for as a separate performance obligation. When performance obligations are consolidated into a single contract, Informa TechTarget utilizes the relative stand-alone selling price (“SSP”) of each product or service to allocate the transaction price among the performance obligations, which is generally determined based on the prices charged to the clients when sold on a stand-alone basis or using expected cost plus a margin, with any discounts allocated across the performance obligations. Revenue is typically fixed at the date of the order and is not variable. Informa TechTarget’s invoice schedule varies by product offering; however, payment terms generally provide that clients pay within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in contract liabilities or revenue, depending on whether transfer of control to clients has occurred.

A detailed description of each category of revenue is included below:

•
Marketing, advertising services and sponsorship: Informa TechTarget delivers marketing, specialized advertising services and sponsorship through digital publications and websites. Revenue for these products and services is recognized either at a point in time, or over the contract term, as control transfers to the client as the performance obligations are satisfied. Clients may have the right to cancel their contracts, however, Informa TechTarget retains an enforceable right to payment for prior services based on the contract terms.

Revenues for custom content and marketing services is recognized over time or point in time depending on the terms of the contract. Contracts are typically one to four months in length.

Revenues for content syndication campaigns and display advertisements are recognized based on a contracted quantity of leads or impressions. The contract price is typically fixed based on a quantity of leads to be delivered or impressions processed and revenues for these products are recognized over time, using an output method based on the volume of leads delivered or impressions processed. These contracts are typically short-term, one to three months.

Revenues for other advertisement products such as email, newsletter, webinar and event sponsorships are satisfied at the point in time they are delivered to the client, placed for viewing or on the event date.

•
Intelligence subscription services: Informa TechTarget’s subscription service provides clients with access to data, including market trackers, market sizing, market share analyses and forecasts, in addition to qualitative analyst-produced content across the technology industry spectrum. Subscription services provide clients access to hosted data and information services that represents a single stand-ready performance obligation satisfied over time.

Revenue is recognized on a straight-line basis over the contractual term. Access to information services is predominantly sold through annual subscriptions paid in advance and typically non-cancelable.
•
Advisory services: Informa TechTarget works together with clients to provide strategic support in assessing critical business challenges and developing bespoke solutions. This includes the delivery of specialist data, forecasts, analysis and advice that helps clients assess and better understand their respective markets, opportunities, competition, and new product developments. Revenues are principally generated from fixed fee engagements and are recognized over time as Informa TechTarget works to satisfy its performance obligations as Informa TechTarget generally has an enforceable right to payment for performance completed to date. Most advisory contracts are billed 50% upfront and 50% upon completion and are non-refundable and non-cancelable.
•
Exhibitor and attendee revenue: Informa TechTarget offers specialist research exhibition and conference events. Payments are typically received in advance of the event date or at the event date and are non-refundable or partially refundable based on timing of cancellation. Revenue is recognized at the point in time when the event has taken place.

Remaining performance obligations

Informa TechTarget elected an optional exemption to not disclose information about the amount of the transaction price allocated to remaining performance obligations for contracts that have an original expected duration of one year or less because as of December 31, 2024, Informa TechTarget expects to recognize 100% of remaining performance obligations as revenue over the next twelve months.

Contract liabilities

Contract liabilities primarily reflect payments received in advance of revenue recognition. Typically, Informa TechTarget invoices all subscription service fees, 50% of advisory fees and a substantial portion of exhibitor and attendee fees in advance. All of Informa TechTarget’s contract liabilities are included within current liabilities at year end and will be recognized as revenue in the following 12 months as Informa TechTarget satisfies its contractual performance obligations.

Cost of revenues

Cost of revenue primarily consists of salaries and related personnel costs, lead generation expenses, amortization of product development, freelance contractors expenses, website hosting costs, internal use software and developed technology amortization and other related overheads.

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, facility expenses, advertising costs, and other related overheads.

Advertising costs are expensed as incurred and were $0.3 million, $0.7 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

General and administrative

General and administrative expenses consist primarily of salaries and related personnel costs, facility expenses and related overheads, accounting, legal and other professional fees, bad debt provision, and stock-based compensation expenses.

Product development

Product development includes costs relating to the creation of Informa TechTarget’s network of websites and data analytics framework, advertiser offerings and technical infrastructure that do not meet the criteria for capitalization.

Acquisition and integration costs

Acquisition-related costs that are not part of the purchase price consideration are expensed as incurred. These costs typically include transaction-related costs, such as finder’s fees, legal, accounting, and other professional costs. Integration related costs represent costs that relate directly to combining Informa TechTarget and its acquired businesses and are expensed as incurred. Integration-related costs typically include strategic consulting services, employee related costs, such as retention and severance, costs to integrate information technology infrastructure, enterprise planning systems, processes, and other non-recurring integration related costs.

Interest income

Interest income is recognized on an accruals basis, by reference to the principal outstanding and at the effective interest rate applicable.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recognized at the amount Informa TechTarget expects to collect, net of allowance for doubtful accounts. The allowance for doubtful accounts is Informa TechTarget’s best estimate of the amount of probable credit losses in its existing accounts receivable. The allowance for doubtful accounts is reviewed on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are written-off against the allowance once all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment in 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, Informa TechTarget has determined that its contracts generally do not include a significant financing component. The primary purpose of Informa TechTarget’s invoicing terms is to provide clients with simplified and predictable ways of purchasing products and services, such as invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period, and not to receive financing from clients.

Below is a summary of the changes in Informa TechTarget’s allowance for credit losses for the years ended December 31, 2024, 2023 and 2022:

	Balance at Beginning of Year	Addition to (Release of) Provision	Write-off	Balance at End of Year
Year ended December 31, 2024	$1,540	$996	$(1,629)	$907
Year ended December 31, 2023	$2,782	$(748)	$(494)	$1,540
Year ended December 31, 2022	$3,998	$457	$(1,673)	$2,782

Concentration of credit risk

Informa TechTarget’s principal financial assets are accounts receivable, related party receivables cash and cash equivalents and short-term investments, which represent Informa TechTarget’s maximum exposure to credit risk in relation to financial assets.

Credit risk refers to the risk that a counterparty will default on its contractual obligations resulting in financial loss to Informa TechTarget. Informa TechTarget has adopted a policy of assessing the creditworthiness of counterparties as a means of mitigating the risk of financial loss from defaults.

Predominantly all of Informa TechTarget’s cash, cash equivalents and short-term investments are held in investment grade counterparties.

The carrying amounts of financial assets recorded in the consolidated financial statements are carried at fair value and any temporary unrealized gains or losses are reported as a component of stockholders’ equity and represent Informa TechTarget’s maximum exposure to credit risk. Other than temporary impairment losses are recorded in the consolidated statements of income (loss) and comprehensive income (loss).

During the years ended December 31, 2024, 2023 and 2022, no individual customer accounted for 10% or more of total revenues and no customer represented 10% or more of total accounts receivable.

Segment reporting

In applying the criteria set forth in ASC 280 — Informa TechTarget has determined it operates as a single operating and reportable segment. Informa TechTarget’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who reviews key financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance.

Income taxes

Informa TechTarget is the result of the combination of two businesses, Former TechTarget and the Informa Tech Digital Business. Prior to the Informa Tech Digital Businesses Separation, Informa Tech Digital Business was included in the consolidated U.S. federal, state and foreign income tax returns of Informa. Informa TechTarget's provision for income taxes for the periods 2022, 2023, and through December 2, 2024 was prepared using the separate return method for Informa Tech Digital Business. On a separate return basis, actual transactions included in the consolidated financial statements of Informa may not be included in these consolidated financial statements. Similarly, the tax treatment of certain items reflected in the consolidated financial statements of Informa TechTarget may not be reflected in the consolidated financial statements and tax returns of Informa. Therefore, items such as tax loss carryforwards, tax credit carryforwards, and valuation allowances may exist in the separate Informa TechTarget consolidated financial statements that may or may not exist in Informa’s consolidated financial statements. Following the Informa Tech Digital Separation, Informa TechTarget will file tax returns consolidated with Former TechTarget and the provision for income taxes is prepared on a stand-alone basis including the results of Former TechTarget. As a result, the deferred income taxes and effective tax rate reported in 2024 may differ from those reported in the historical periods prior to December 2, 2024.

Deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as tax deductions or credits in future years’ tax returns for which the tax benefit has already been reflected in the financial statements. Deferred tax liabilities generally represent items that have already been taken as a deduction in past tax returns but have not yet been recognized in the financial statements. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized as an income tax benefit (provision) in the statement of income in the period in which the enactment date occurs.

Informa TechTarget’s deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (more than 50 percent probable) that some portion or all of the deferred tax assets will not be realized. Informa TechTarget evaluates the realizability of deferred tax assets for each of the jurisdictions in which they operate by assessing all available evidence. This includes historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the reversal of certain deferred tax liabilities, tax law carryback capability in the particular country, and prudent and feasible tax planning strategies. Having evaluated these factors, if Informa TechTarget considers that deferred tax assets are expected to be realized within the tax carryforward period allowed for that specific country, it concludes that no valuation allowance is required. To the extent that the deferred tax assets exceed the amount expected to be realized within the tax carryforward period for a particular jurisdiction, Informa TechTarget establishes a valuation allowance.

Informa TechTarget recognizes benefits from tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the positions. The tax benefits recognized in the consolidated financial statements from such positions are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement. Judgment is required in evaluating tax positions and determining unrecognized tax benefits. Informa TechTarget reevaluates on the technical merits of its tax positions and may recognize the benefit of a tax position in certain circumstances, including when: (1) a tax examination is completed; (2) applicable tax laws change, including through a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. Informa TechTarget recognizes potential accrued interest and penalties associated with unrecognized tax benefits in income tax benefit (provision) in the statement of income.

Net parent investment

In the accompanying consolidated balance sheet, net Parent investment represents the Parent’s interest in the recorded net assets of Informa TechTarget, accumulated net income, and the net effect of transactions with, and allocations from, the Parent.

Stock-based compensation

The Company has stock-based employee compensation plans which are more fully described in Note 10. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the consolidated statements of income (loss) and comprehensive income (loss) using the straight-line method over the vesting period of the award. The Company values restricted stock units at fair value on the date they are granted ("grant date").

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive income includes changes the Company’s foreign currency translation adjustments and unrealized gains and losses on short-term investments.

There were no reclassifications out of accumulated other comprehensive income in the periods ended December 31, 2024, 2023, or 2022.

Net income (loss) per share

Basic income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted income (loss) per share is determined by dividing net income by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted net income (loss) per share based on the treasury stock method.

The calculations of basic and diluted net income (loss) per share for the fiscal years ended December 31, 2024, 2023, and 2022 are as follows:

	For the Years Ended December 31,
	2024	2023	2022
		As Restated	As Restated
Net loss	$(116,863)	$(57,777)	$(4,285)

Weighted average shares outstanding	44,054,830	41,651,366	41,651,366

Loss per share
Basic:	$(2.65)	$(1.39)	$(0.10)
Diluted:	$(2.65)	$(1.39)	$(0.10)

Prior to the Transaction, Informa TechTarget did not have any shares of common stock outstanding. Accordingly, net loss per share for the years ended December 31, 2023 and 2022 has been calculated using the number of shares of Informa TechTarget’s common stock issued to Informa on the date of the Transaction. When determining net loss per share for the years ended December 31, 2024, 2023 and 2022, the calculation of weighted average shares outstanding assumes that those shares of Informa TechTarget’s common stock were issued to Informa at the beginning of the relevant period.

In calculating diluted net loss per share, 1.5 million shares related to unvested, restricted stock units were excluded for the year ended December 31, 2024 because the impact of including these restricted stock units would be anti-dilutive. Additionally, in calculating diluted net loss, per share, the weighted average shares outstanding does not include 3.2 million potential shares related to the assumed conversion of our convertible notes for the year ended December 31, 2024 as including those potential shares would also be anti-dilutive. There were no restricted stock units or convertible notes outstanding for the years ended December 31, 2023 and 2022.

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standard Update ASU 2023-07 — Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures: The ASU improved reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Informa TechTarget adopted this ASU for its fiscal year ended December 31, 2024 with comparative periods updated to reflect additional disclosures. The adoption did not have an impact on Informa TechTarget’s consolidated results.

Pronouncements issued but not yet effective

The FASB issued the following ASUs which are not yet effective:

•
ASU 2023-09 — Income Taxes (Topic 740) — Improvements to Income Tax Disclosures: Requires public entities to disclose specific categories in the effective tax reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. The ASU also requires all entities to disclose income taxes paid disaggregated by federal, state, and foreign taxes and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. ASU 2023-09 is effective for annual reporting beginning in 2025. Informa TechTarget is currently evaluating the impact this ASU will have on its consolidated financial statements, but does not expect it to have a material impact on Informa TechTarget’s consolidated results.
•
ASU 2024-03 — Disaggregation of Income Statement Expenses (Subtopic 220-40): Requires disaggregated disclosure, in the notes to the financial statements, of prescribed categories of expenses within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied either on a prospective or retrospective basis. Informa TechTarget is currently evaluating the impact this ASU will have on its consolidated financial statements, but does not expect it to have a material impact on Informa TechTarget’s consolidated results.

3. Revenues

Disaggregation of revenue

Revenues by category:

	For the Years Ended December 31,
	2024	2023	2022
		As Restated	As Restated
Marketing, advertising services, and sponsorship	$173,912	$153,499	$101,770
Intelligence subscription services	75,083	66,689	65,494
Advisory services	34,644	30,710	29,376
Exhibitor and attendee	1,258	1,203	454
Total revenue	$284,897	$252,101	$197,094

Contract liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to Informa TechTarget’s contracts with customers. Contract liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Contract liabilities increased in the fiscal year ended December 31, 2024 primarily due to the acquisition of Former TechTarget in December 2024. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2024, 2023 and 2022, Informa TechTarget recognized revenue of $27.2 million, $28.2 million and $24.7 million that was included in the corresponding contract liability balance at the beginning of the years presented.

Revenue by geographic area

The following table depicts the disaggregation of revenues according to the geographical regions in which customers are located.

	For the Years Ended December 31,
	2024	2023	2022
		As Restated	As Restated
North America(1)	$200,849	$174,207	$125,410
United Kingdom	16,606	15,394	14,181
Rest of World	67,442	62,500	57,503
Total Revenue	$284,897	$252,101	$197,094

(1)
Of the North America revenue for the years ended December 31, 2024, 2023 and 2022, $193.3 million, $169.0 million, and $120.6 million were attributable to the United States, respectively.

Long-lived assets by geographic area

Long-lived assets, excluding intangible assets and goodwill, by geographic area are detailed below:

	As of December 31,
	2024	2023
United States	$14,304	$3,970
United Kingdom	2,184	1,108
Japan	1,454	702
China	1,301	1,904
Rest of World	1,285	718
Total	$20,528	$8,402

No individual country outside of the United States, the United Kingdom, Japan, and China accounted for 10% or more of Informa TechTarget’s long-lived assets during either of the periods.

4. Fair Value Measurements

Fair value of assets and liabilities

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities payable within one year are carried at cost, which approximates fair value due to their short-term nature. The only financial instruments measured at fair value are short-term investments, the Notes (as defined below), and contingent consideration relating to the NetLine, Industry Dive and Canalys acquisitions. See Note 5. Acquisitions. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•
Level 1. Quoted prices in active markets for identical assets and liabilities;
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

The following table presents Informa TechTarget's financial instruments that are measured at fair value as of December 31, 2024 and 2023:

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Pooled bond funds	$—	$77,705	$—	$77,705
Total short-term investments	$—	$77,705	$—	$77,705
Liabilities:
2025 Notes	$—	$3,030	$—	$3,030
2026 Notes	—	412,660	—	412,660
Total Notes	$—	$415,690	$—	$415,690

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
			Restated	Restated
Liabilities:
Contingent consideration - current	$—	$—	$4,937	$4,937
Contingent consideration - non-current	—	—	46,199	46,199
Total liabilities	$—	$—	$51,136	$51,136

All level 2 investments are priced using observable inputs, such as quoted prices in markets that are not active and yield curves.

The fair value of the Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2) considering the expectation of cash settlement pursuant to the January 2025 tender. Refer to Note 9. Convertible Notes and Credit Facility and Note 17. Subsequent Events for further discussion.

Contingent consideration amounts are based on revenue growth for Industry Dive and revenue and cost performance for Canalys (Level 3 fair value measurements) and have been estimated on an acquisition-by-acquisition basis using available forecasts (a significant unobservable input). The inputs into the determination of fair value require significant management judgement.

The fair value of the contingent consideration for the Industry Dive acquisition was calculated using a Monte Carlo simulation approach. In determining the fair value, the contingent consideration for the Industry Dive acquisition was valued using a cost of debt rate of 5.4% and an average revenue discount rate of 7.3% as of December 31, 2023. Contingent consideration related to the acquisition of Canalys was settled in the second quarter of 2024 for $5.0 million by Parent. Prior to the close of the Transactions, the Informa Tech Digital Businesses and the selling shareholders of Industry Dive negotiated a settlement of the Industry Dive contingent consideration for $23.7 million. As such, the contingent consideration was remeasured to the settlement value. The contingent consideration related to the Industry Dive acquisition was assumed by the Parent on the close of the Transaction.

Below is a summary of the changes in the contingent consideration balances for the years ended December 31, 2024, 2023 and 2022:

	As of December 31,
	2024	2023	2022
		As Restated	As Restated
Balance at beginning of the year	$51,136	$171,100	$2,760
Acquisitions	—	3,980	163,100
Remeasurements	(22,436)	(123,944)	8,000
Settlements	(5,000)	—	(2,760)
Transfer of Industry Dive liability to Parent	(23,700)	—	—
Balance at end of the year	$—	$51,136	$171,100

In the year ended December 31, 2023 Informa TechTarget made reductions to the revenue growth and adjusted EBITDA forecasts of Industry Dive, which resulted in a lower fair value of the contingent consideration. In the year ended December 31, 2024, the remeasurement gain primarily related to the renegotiation of the Industry Dive contingent consideration described above. See Note 5. Business Combination for further detail on the Industry Dive contingent consideration arrangements and Note 6. Goodwill and intangible assets for detail on the Industry Dive reporting unit impairment.

5. Business Combinations

2024 Acquisition

As described in Note 1. Business overview and basis of presentation, in January 2024, Informa TechTarget entered into the Transaction Agreement and closed the Merger on December 2, 2024. The acquisition positions the Company as a leading provider of data driven marketing analytics, sales enablement solutions, advisory services, and events for the enterprise technology and technology enabled vertical markets. It also provides the Company with greater product diversification through the addition of research brands which provide annual subscription revenue paid in advance as well as revenue from ad-hoc consulting projects.

In accordance with the Transaction Agreement, Informa TechTarget paid each Former TechTarget shareholder as consideration for one share of common stock of Former TechTarget (i) one share of Company common stock and (ii) cash consideration of approximately $11.70 per share of Former TechTarget common stock.

The total purchase price paid for Former TechTarget is as follows:

TechTarget
Cash consideration(1)	$348,971
Aggregate fair value of Informa TechTarget common stock issued for outstanding Former TechTarget common stock (2)	592,707
Replacement equity awards for Former TechTarget's equity awards(3)	9,771
Total consideration	$951,449
(1)
Represents the total cash consideration paid to Former TechTarget stockholders.
(2)
Represents the aggregate fair value of 29,802,846 shares of Informa TechTarget’s common stock that were issued to Former TechTarget shareholders (including certain equity award holders) as purchase consideration as of the Acquisition Date pursuant to the Transaction Agreement. Informa TechTarget’s common stock did not have a readily observable market price at close. Accordingly, Informa TechTarget derived the per share fair value of Informa TechTarget’s stock based on the Former TechTarget’s quoted share price of $31.54 on Nasdaq at the close of trading on December 2, 2024 less the per share cash consideration of approximately $11.70. Informa TechTarget determined that the value of the cash consideration was already reflected in the quoted share price of Former TechTarget shares at close.
(3)
Represents consideration for replacement of Former TechTarget’s outstanding equity awards. In connection with the Merger, 949,300 Former TechTarget’s unvested restricted stock units (“RSUs”) were replaced by 1,492,858 Informa TechTarget’s RSUs with similar terms and conditions. The fair value of the RSU's was equal to the stock price of Former TechTarget's quoted share price of $31.54 on Nasdaq at the close of trading on December 2, 2024. The portion of the fair value of the replacement awards that will be recognized as compensation expense subsequent to the merger is $33.8 million.

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the Acquisition Date. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributed to synergies from future expected economic benefits, including expected revenue growth from expanded capabilities and geographic presence as well as cost savings from duplicative overhead and enhanced operational efficiency.

The following table summarizes the allocation of the purchase price to the fair values assigned to assets acquired and liabilities assumed as of closing:

TechTarget
Assets acquired
Cash and cash equivalents	$276,656
Short-term investments	77,539
Accounts receivable	37,604
Prepaid taxes	3,130
Prepaid expenses and other current assets	5,475
Property and equipment	2,800
Intangible assets	575,000
Operating lease assets with right-of-use	12,268
Other assets	650
Total assets acquired	$991,122

Liabilities assumed
Accounts payable	$8,073
Convertible senior notes	413,570
Current operating lease liabilities	3,113
Accrued expenses and other current liabilities	18,633
Accrued compensation expenses	3,334
Income taxes payable	4,278
Current contract liabilities	16,411
Non-current operating lease liabilities	12,195
Deferred tax liabilities	124,398
Other liabilities	325
Total liabilities assumed	$604,330
Total identifiable net assets acquired	$386,792
Goodwill	564,657
Total consideration	$951,449

The estimated fair value of accounts receivable is $37.6 million with gross contractual amount due being $39.5 million. Informa TechTarget estimates approximately $1.9 million to be uncollectable.

The fair values of the assets acquired and liabilities assumed were determined using the income, market and cost approaches, in addition to the Binomial Lattice model. The determination of fair values required estimates about discount rates, growth and attrition rates, future expected cash flows and other future events that are judgmental and subject to estimation uncertainty. Intangible assets consisting of customer relationships, developed technology and trade names were valued using the multi-period excess earnings method (“MEEM”), or the relief from royalty (“RFR”) method, both are forms of the income approach. A cost and market approach was applied, as appropriate, for property and equipment.

•
Customer relationship intangible assets were valued using the MEEM method. The significant assumptions used include the estimated annual net cash flows (including revenue growth rate, long-term growth rate, projected EBITDA margin, attrition rate, research and development addback, sales and marketing addback, tax rate, assumed benefit from research and development capitalization, economic life and contributory asset charges, among other factors), the discount rate, reflecting the risks inherent in the future cash flow stream and the tax amortization benefit, among other factors.
•
Developed Technology and trade name intangible assets were valued using the RFR method. The significant assumptions used include the estimated annual net cash flows (including revenue growth rate, long-term growth rate, appropriate revenue attributable to the asset, royalty rate, tax rate, economic life and other factors such as developed technology related obsolescence rates), the discount rate, reflecting the risks inherent in the future cash flows and the tax amortization benefit, among other factors.
•
Property and equipment were valued using the cost approach. The cost approach uses the replacement or reproduction cost as an indicator of fair value. The assumptions of the cost approach include replacement cost new, projected capital expenditures, and physical deterioration factors including economic useful life and any functional or economic obsolescence.

•
Computer hardware was valued using the market approach, which estimates value by using the percent of cost method.
•
Operating leases were valued using the income approach, which derived fair value through discounting to present value the difference between the contractual and market-based cash flows.
•
Convertible notes were valued using the Binomial Lattice model, which utilizes current stock price and the remaining time to maturity and assumptions regarding interest rates and volatility.

The following table reflects the allocation of the acquired intangible assets and related estimate of useful lives:

	Gross Carrying Amount	Useful Life
Customer relationships	$395,000	17 years
Developed technology	115,000	7 years
Trade names	65,000	16 years
Total	$575,000

Since the Acquisition Date, revenue and operating loss of Former TechTarget of $22.9 million and $9.7 million, respectively, have been included within the accompanying consolidated statement of income for the year ended December 31, 2024.

Informa TechTarget incurred transaction expenses of approximately $39.7 million for the year ended December 31, 2024 classified as acquisition costs under operating expenses within the accompanying consolidated statement of income (loss) and comprehensive income (loss).

Informa TechTarget recognized severance costs related to employee-related termination benefits as a result of the consolidation of certain roles within Informa TechTarget of $2.5 million for the year ended December 31, 2024, classified as acquisition and integration costs within the accompanying consolidated statement of income (loss) and comprehensive income (loss). Severance costs that have not been paid out as of December 31, 2024 of $0.5 million have been classified as accrued expenses and other current liabilities within the accompanying consolidated balance sheet.

Informa TechTarget pro forma financial information (unaudited)

The following unaudited supplemental pro forma consolidated financial information presents Informa TechTarget’s results of operations for the years ended December 31, 2024 and 2023 as if the acquisition of Former TechTarget had occurred on January 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of Informa TechTarget’s operating results that may have actually occurred had the acquisition of Former TechTarget been completed on January 1, 2023. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by Informa TechTarget to integrate the assets and operations of Former TechTarget.

	Years Ended December 31,
	2024	2023
Revenue	$490,391	$482,063
Net loss	$(165,996)	$(112,423)

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2023 to give effect to certain events Informa TechTarget believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

•
A net increase in amortization expense for both years that would have been recognized due to acquired intangible assets;
•
A net increase in lease expense for both years associated with the elimination of Former TechTarget’s lease expense, and the recognition of the estimated lease expense based on remeasured lease liabilities and ROU assets.
•
Reduction in expenses for the year ended December 31, 2024 and a corresponding increase in the year ended December 31, 2023 for transactional costs directly attributable to the acquisition.

2023 Acquisition

On September 1, 2023, Informa TechTarget acquired 100% of the issued share capital of Canalys Pte Ltd and its subsidiaries (collectively “Canalys”). The acquisition expands Omdia research capabilities into Channel (distributors, value added resellers, systems integrators and managed service providers) and Mobility (consumer and business devices), while creating a global platform for networking in Channel by bringing together both Canalys and Informa TechTarget’s Channel events franchises.

Total consideration was $61.6 million, of which $52.6 million was settled in cash, $5.0 million in Informa common stock, and $4.0 million in contingent consideration. The contingent consideration was based on revenue and cost performance during the period from April 1, 2023 to March 31, 2024. The fair value of contingent consideration at acquisition was calculated using a probability-weighted scenario approach. Ongoing employment is not required to earn the contingent consideration, and as a result, the amount has been included in the total consideration transferred. The estimated range of undiscounted payment in respect of the contingent consideration was $0.6 million to $5.0 million. Subsequent remeasurement of the contingent consideration was recorded in the consolidated statements of income (loss) and comprehensive income (loss). See Note 4. Fair Value for the contingent consideration fair value at year end.

The following summarizes the fair value of the cash and contingent consideration transferred as part of the acquisition of Canalys:

Canalys
Cash consideration	$52,606
Capital consideration	5,000
Contingent consideration	3,980
Total consideration	$61,586

The following table summarizes the fair value of the assets acquired and liabilities assumed for the Canalys acquisition:

Canalys
Intangible assets	$13,935
Accounts receivable	2,878
Prepaid expenses and other current assets	2,363
Cash and cash equivalents	4,776
Contract liabilities	(7,035)
Deferred tax liabilities	(3,484)
Other assets and liabilities, net	(1,621)
Total identifiable net assets acquired	$11,812
Goodwill	49,774
Total consideration	$61,586

Intangible assets of $13.9 million consist of $10.1 million of customer relationships, valued using the excess earnings method, and $3.8 million of intellectual property valued using the relief from royalty method. A deferred tax liability has been recognized as a result of the recognition of these acquired intangible assets.

Goodwill arising from the acquisition was $49.8 million and represents the total consideration of $61.6 million less the fair value of the net assets acquired of $11.8 million.

The value of goodwill arising from the acquisition has been identified as relating to the following factors:

•
Enhancing Informa TechTarget’s position in the Channel sub-segment through an increased product offering and expanded geographic footprint;
•
Enhancing Informa TechTarget’s position in consumer and business devices through improved ability to win across the supply chain; and
•
Synergy opportunities through cost savings.

None of the goodwill recognized is deductible for tax purposes.

Acquisition costs of $1.0 million were recognized within acquisition and integration costs in the consolidated statements of income (loss) and comprehensive income (loss) in the year ended December 31, 2023.

Canalys generated revenue of $12.5 million and net income of $3.7 million for the period from the date of acquisition to December 31, 2023.

Canalys pro forma financial information (unaudited)

The following unaudited pro forma financial information for the periods below gives effect to the Canalys acquisition as if it had occurred as of January 1, 2022. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time.

	Years Ended December 31,
	2023	2022
	As Restated	As Restated
Revenue	$259,194	$211,168
Net loss	$(56,642)	$(6,032)

Acquisition and integration costs were included in the year ended December 31, 2022 net loss reported above.

2022 Acquisition

On September 1, 2022, Informa TechTarget acquired 100% of the issued share capital of Industry Dive. Industry Dive brings capabilities in audience development and lead generation through high quality specialist content and business journalism.

The cash consideration was $359.3 million with total consideration including two cash contingent consideration arrangements. The amount payable for the 2023 arrangement was determined by the revenue Industry Dive achieved in 2023. The 2023-2025 arrangement is payable based on Industry Dive’s revenue growth over a three-year period from 2023 to 2025. Informa TechTarget determined a fair value of $53.3 million and $109.8 million at the acquisition date for each of the arrangements respectively, bringing the total consideration to $522.4 million. There is no link between the contingent consideration and ongoing employment. The fair value of the contingent consideration for the Industry Dive acquisition was calculated using a Monte Carlo simulation approach. In determining the fair value, the contingent consideration on the Industry Dive acquisition was valued using a cost of debt rate of 5.4% and an average revenue discount rate of 7.3% as of December 31, 2023. Subsequent remeasurement of the contingent consideration is recorded in the consolidated statements of income (loss) and comprehensive income (loss). See Note 4. Fair value for the contingent consideration fair value at year end. The following summarizes the fair value of the cash and contingent consideration transferred as part of the acquisition of Industry Dive:

Industry Dive
As Restated
Cash consideration	$359,287
Contingent consideration (2023 arrangement)	53,300
Contingent consideration (2023-2025 arrangement)	109,800
Total consideration	$522,387

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition of Industry Dive:

Industry Dive
As Restated
Acquired intangible assets	$218,800
Other intangible assets	1,127
Operating lease right-of-use assets	4,636
Accounts receivable	15,722
Prepaid expenses and other current assets	1,961
Cash and cash equivalents	7,954
Deferred tax assets	3,650
Accrued expenses and other current liabilities	(7,119)
Contract liabilities	(7,973)
Accrued compensation expenses	(2,390)
Other liabilities	(1,012)
Long-term debt	(42,590)
Operating lease liabilities	(4,636)
Deferred tax liabilities, net	(57,024)
Other assets and liabilities, net	(669)
Total identifiable net assets acquired	$130,437
Goodwill	391,950
Total consideration	$522,387

Included in net assets acquired were $42.6 million of borrowings comprising of an interest-bearing loan. This loan was settled by the Parent on September 1, 2022, immediately following acquisition.

Intangible assets of $218.8 million consists of $133.0 million for customer relationships valued using the excess earnings income method, $75.0 million for trade names fair valued using the relief from royalty method and $10.8 million of intellectual property valued using the cost approach. A deferred tax liability was recognized as a result of the recognition of these acquired intangible assets.

Goodwill arising from the acquisition was $391.9 million, representing the total consideration of $522.4 million less the fair value of the net assets acquired of $130.4 million. The value of goodwill arising from the acquisition was identified as relating to the following factors:

•
A scalable platform, which will enable Informa TechTarget to expand digital services capabilities and deliver content-led services to existing B2B audiences;
•
Ability to launch new content dives in markets that Informa TechTarget specializes in; and
•
Synergy opportunities and access to an experienced and skilled workforce.

None of the goodwill recognized is expected to be deductible for tax purposes.

Acquisition costs of $1.2 million and $7.7 million were recognized within acquisition and integration costs in the consolidated statements of income (loss) and comprehensive income (loss) in the years ended December 31, 2023 and 2022, respectively.

Industry Dive generated revenue of $33.8 million and net income of $7.5 million for the period from the date of acquisition to December 31, 2022.

6. Goodwill and intangible assets

The following table represents a roll forward of goodwill balances:

	As of December 31,
	2024	2023
		As Restated
Balance as of beginning of year	$475,814	$565,493
Additions	564,657	49,774
Disposals	—	—
Impairment	(66,235)	(139,645)
Effect of exchange rate changes	(838)	192
Balance as of end of year	$973,398	$475,814

As of December 31, 2024, the gross carrying amount and accumulated impairment losses of goodwill were $1.2 billion and $205.9 million, respectively.

Goodwill impairment test

Informa TechTarget tests whether goodwill is impaired at least annually, during the fourth quarter, or when events and circumstances indicate an impairment may have occurred. In conjunction with its annual impairment analysis performed on December 31, 2024, the Company identified a sustained decline in share price into the fourth quarter of 2024 as an impairment trigger for all reporting units. Accordingly, Informa TechTarget, as part of its annual test of goodwill impairment at December 31, 2024, performed a quantitative goodwill impairment assessment on its reporting units using the following key assumptions in the fair value calculations:

•
Projected cash flows: Management used a two-stage valuation approach to project impairment test cash flows, which included key assumptions of forecasted revenue growth rate and EBITDA margin. The first stage consisted of approved projected financial information for a period of three years, followed by a steady state period of long-term growth. Forecasts for the first stage and second stage include management expectations of Informa TechTarget's financial performance with key assumptions of forecasted revenue growth rate and EBITDA margin and represent the best estimate of the future performance of the relevant reporting units.
•
Discount rate: A post-tax discount rate using a weighted average cost of capital methodology. For the cost of debt, Informa TechTarget considered market rates, based on entities with a comparable credit rating. The cost of equity is calculated using the Capital Asset Pricing Model methodology. The discount rates include appropriate risk premiums to reflect additional risks of the specific reporting units being tested.
•
Long-term growth rate: Long-term growth rates are based on external factors such as long-term Consumer Price Index rates and external market reports for the main geographic markets in which each reporting unit operates. Long-term growth rates have not been risk adjusted to reflect any of the business uncertainties noted above, as these uncertainties are already reflected in the discount rates used.
•
Tax rate: For the 2024 reporting period, the tax rate is based on external reports of the weighted-average corporate tax rates for the main geographic markets in which each reporting unit operates.
•
Net working capital rate: The net working capital rate is based on the market participant level of cash free net working capital, and a comparison of guideline public companies.
•
Capital expenditures rate: For the 2024 reporting period, the capital expenditures rate is based on the Company’s historical depreciation expense.

These estimates can be affected by several factors, including general economic, industry, and regulatory conditions; the risk-free interest rate environment; and Informa TechTarget's ability to achieve its forecasted operating results.

During the fourth quarter of 2024, as a result of the lower realized pricing attributable to shifts in the coverage mix for certain products, discontinuation of certain products as a result of the impact of recent legislation, and revised expectations of future selling, advertising, and promotion costs required to mitigate further revenue erosion, the Company’s assessment of future business performance indicated that the Industry Dive reporting unit’s future financial results were below the assumptions used in the last quantitative fair value test as of December 31, 2023. At December 31, 2024, Informa TechTarget

recognized a $66.2 million impairment charge related to its Industry Dive reporting unit, which after the impairment had remaining goodwill of $186.1 million. For the Company’s remaining reporting units, no goodwill impairment was identified as the fair value of each reporting unit was greater than its carrying value at December 31, 2024.

For the year ended December 31 2023, Informa TechTarget performed a quantitative goodwill impairment assessment on its reporting units using the following key assumptions in the fair value calculations:

•
Projected cash flows: Management used a three-stage valuation approach to project impairment test cash flows. The first stage consisted of approved projected financial information for a period of four years, followed by a transitional period of two years of normalization and declining growth rates and, thereafter, a steady state period of long-term growth. Forecasts for the first and the second stage include management expectations of the Business’s financial performance and represent the best estimate of the future performance of the relevant reporting units.
•
Discount rate: A post-tax discount rate using a weighted average cost of capital methodology. For the cost of debt, the Business considered market rates, based on entities with a comparable credit rating. The cost of equity is calculated using the Capital Asset Pricing Model methodology. The discount rates include appropriate risk premiums to reflect additional risks of the specific reporting units being tested.
•
Long-term growth rate: Long-term growth rates are based on external reports on long-term Consumer Price Index rates for the main geographic markets in which each reporting unit operates and therefore are not considered to exceed the long-term average growth prospects for the individual markets. Long-term growth rates have not been risk adjusted to reflect any of business uncertainties noted above, as these uncertainties are already reflected in the discount rates used.

In 2023, Informa TechTarget was affected by macro-economic conditions, in particular the negative impact of rising interest rates on the technology industry, which impacted investment levels and overall marketing expenditure. Informa TechTarget was also impacted by the return of physical events post-COVID, which led to some rebalancing of marketing budgets away from digital marketing into physical events.

As a result, during the first quarter of 2023, when remeasuring the fair value of the contingent consideration related to the acquisition of Industry Dive, a reduction was made to the short-term 2023 revenue forecast for the Industry Dive reporting unit. As this was considered to be an indicator of impairment, a quantitative analysis was undertaken, which concluded that the fair value continued to exceed the carrying value because the long-term projections of Informa TechTarget remained unchanged.

Subsequently, in the second quarter of 2023, with macro-economic conditions remaining challenging, management revised its long-term revenue projections for the Industry Dive business, lowering expectations for its core email and website sponsorship/advertising products to reflect more constrained budgets among key customers. Following this change in assumptions, another quantitative impairment analysis was performed for the Industry Dive reporting unit, which indicated its carrying value now exceeded its fair value. Therefore, an impairment charge of $139.6 million was recognized.

During the 2023 annual goodwill impairment test, there were either no indicators of impairment, or where such indicators existed, the results of the impairment test showed that their fair value exceeded the carrying amount for each reporting unit and therefore no impairment charge was recognized. In 2022, the fair values of the reporting units exceeded their respective carrying amounts, and as such, no impairment charges were recognized.

Fair value assessments of the reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs used in their estimate. For the years ended December 31, 2024 and 2023, the discount rate used in the impairment test for Industry Dive was 10.5% and 12.1%, respectively. For the years ended December 31, 2024 and 2023, the long-term growth rate used in the impairment test for Industry Dive was 3.0% and 2.1%, respectively.

Intangible assets

The following tables set forth the information for intangible assets subject to amortization (in thousands):

		As of December 31, 2024
	Weighted average remaining useful live (years)	Gross Carrying Amount	Accumulated Amortization	Net
Brands and trademarks	14.66	$174,423	$(24,493)	$149,930
Customer relationships database	15.10	608,758	(86,121)	522,637
Intellectual property	6.79	158,868	(37,240)	121,628
Developed technology	0.72	1,226	(1,006)	220
Internal-use software	3.97	21,920	(7,603)	14,317
Total intangible assets		$965,195	$(156,463)	$808,732

		As of December 31, 2023
		As Restated	As Restated	As Restated
	Weighted average remaining useful live (years)	Gross Carrying Amount	Accumulated Amortization	Net
Brands and trademarks	14.66	$109,478	$(17,614)	$91,864
Customer relationships database	10.53	214,515	(56,204)	158,311
Intellectual property	4.74	44,363	(29,836)	14,527
Developed technology	1.32	1,309	(876)	433
Internal-use software	0.85	5,027	(3,960)	1,067
Intangible assets subject to amortization		374,692	(108,490)	266,202
Intangible assets under development		10,342	—	10,342
Total intangible assets		$385,034	$(108,490)	$276,544

Amortization expense for intangible assets during the years ended December 31, 2024, 2023 and 2022 was $48.6 million, $42.2 million and $21.5 million, respectively. Informa TechTarget capitalized internal-use software of $6.5 million, $6.7 million and $2.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Future expected amortization expense as of December 31, 2024 is as follows:

Years Ended December 31,	Amortization Expense
2025	$102,052
2026	97,446
2027	86,954
2028	79,068
2029	73,907
Thereafter	369,305
$808,732

7. Leases

Informa TechTarget determines if any arrangement is, or contains, a lease at its inception based on whether or not Informa TechTarget has the right to control the asset during the contract period. Informa TechTarget is a lessee in any lease contract when Informa TechTarget obtains the right to control the asset. Informa TechTarget’s leases are comprised of property related leases. As of the Acquisition Date, Informa TechTarget assumed $12.3 million in operating lease right-of-use assets and a related operating lease liabilities of $15.3 million.

Informa TechTarget determines the lease term by assuming the exercise of renewal options that are reasonably certain to be exercised. The Company has leases with renewal options within its portfolio and includes the renewal periods in the lease term if it is reasonably certain to be exercised. Leases with a lease term of 12 months or less at inception are not reflected in Informa TechTarget’s consolidated balance sheets and those lease costs are expensed on a straight-line basis over the respective term. For leases with a term greater than 12 months, operating lease right-of-use (ROU) assets are presented within non-current assets, the current portion of operating lease liabilities are presented within current liabilities and the non-current portion of operating lease liabilities are presented within non-current liabilities on the consolidated balance sheets.

ROU assets represent Informa TechTarget’s right to use an underlying asset during the lease term and the lease liabilities represent Informa TechTarget’s obligation to make the lease payments arising during the lease. ROU assets and lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. As the implicit interest rate in the leases is generally not known, Informa TechTarget uses an incremental borrowing rate as the discount rate for purposes of determining the present value of lease liabilities. Where a discount rate is not implicit in the lease, Informa TechTarget calculates an incremental borrowing rate reflecting the risk profile of the underlying asset and the term of the lease length. The determination of the incremental borrowing rate takes into consideration the expected term of the lease, the effect of the currency in which the lease is denominated, and the rate of interest Informa TechTarget expects to incur on a collateralized debt instrument.

Operating lease expense is recognized on a straight-line basis over the lease term. During the years ended December 31, 2024, 2023 and 2022, operating lease costs were $2.2 million, $2.7 million and $1.6 million, respectively. Expenses associated with short-term leases were $4.0 million, $4.1 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no material expenses associated with variable leases for the years ended December 31, 2024, 2023 and 2022.

The amounts relating to operating leases included in the consolidated balance sheets are as follows:

	As of December 31,
	2024	2023
Operating lease right-of-use assets	$15,907	$5,173
Current operating lease liabilities	$5,186	$2,664
Non-current operating lease liabilities	15,107	3,010
Total operating lease liabilities	$20,293	$5,674

The weighted average remaining lease term and weighted average discount rate for operating leases are:

	As of December 31,
	2024	2023
Weighted-average years remaining lease term — operating leases	2.9	2.6
Weighted-average discount rate — operating leases	6.6%	5.6%

Remaining maturities of lease liabilities as of December 31, 2024 are as follows:

Minimum Lease
Years Ended December 31,	Payments
2025	$6,582
2026	5,666
2027	4,514
2028	3,706
2029	3,333
Thereafter	-
Total future minimum lease payments	23,801
Less imputed interest	3,508
Total operating lease liabilities	$20,293

Operating lease right-of-use assets impairment review

Informa TechTarget recognized $2.0 million and $0.6 million of impairment to operating lease right-of-use assets, including related leasehold improvement and equipment assets, in the years ended December 31, 2024 and 2023, respectively, due to Informa TechTarget vacating certain leased properties. Lease right-of-use asset impairments are recorded in impairment of long-lived assets in the consolidated statements of income (loss) and comprehensive income (loss).

8. Property and equipment

Property and equipment consisted of the following:

	As of December 31,
	2024	2023
Leasehold land and buildings	$4,887	$3,402
Equipment, fixtures and fittings	2,817	1,527
	7,704	4,929
Less: accumulated depreciation	(3,083)	(1,700)
	$4,621	$3,229

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $1.6 million, $0.9 million and $0.6 million, respectively.

9. Convertible Notes and Credit Facility

Convertible Notes

In December 2020, Former TechTarget issued $201.3 million in aggregate principal amount of convertible senior notes due December 15, 2025 (“2025 Notes”) and in December 2021, Former TechTarget issued $414 million of aggregate principal amount of convertible senior notes due December 15, 2026 (“2026 Notes”). As of the Acquisition Date, $3.0 million principal amounts of 2025 Notes and $414 million principal amount of 2026 Notes were outstanding. Further details are included below:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates
2025 Notes	December 15, 2025	0.125%	June 15, 2021	0.8%	June 15, and December 15
2026 Notes	December 15, 2026	0.0%	––	0.0%	––

The 2025 Notes and the 2026 Notes (collectively, the “Notes”) are governed by indentures originally between Former TechTarget, as issuer, and U.S. Bank, National Association, as trustee (together, the “Indentures”). Informa TechTarget assumed all of Former TechTarget's rights and obligations under the Indentures in connection with the Merger. The Notes are unsecured and rank senior in right of payment to Informa TechTarget’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to Informa TechTarget’s unsecured indebtedness that is not so subordinated.

As of December 31, 2024, if the holders of the Notes were to not exercise their rights to require redemption of the Notes as a result of the Merger, the contractual maturities of the Notes were as follows:

Years Ending December 31:	Notes principal outstanding
2025	$3,040
2026	414,000
Thereafter	—
Total	$417,040

The 2025 Notes and 2026 Notes were recorded at their fair values $3.0 million and $410.6 million, respectively, at the Acquisition Date.

Terms of the Notes

Prior to the close of business on September 15, 2025 and September 14, 2026, the 2025 Notes and 2026 Notes, respectively, will be convertible at the option of holders during certain periods, only upon satisfaction of certain conditions set forth below. On or after September 15, 2025 (for the 2025 Notes) and September 14, 2026 (for the 2026 Notes), until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders may convert all or any portion of their Notes at the conversion price at any time regardless of whether the conditions set forth below have been met.

Holders may convert all or a portion of their Notes prior to the close of business on the day immediately preceding their respective free convertibility date described above, in multiples of the $1,000 principal amount, only under the following circumstances:

•
during any calendar quarter, if the last reported sales price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;
•
during the five business day period after any five consecutive trading day period, or the Notes measurement period, in which the “trading price” (as defined in each Indenture) per $1,000 principal amount of Notes for each trading day of the Notes measurement period was less than 98% of the product of the last reported sale price of Informa TechTarget’s common stock and the conversion rate on each such trading day;
•
if Informa TechTarget calls any or all of the Notes for redemption, at any time prior to the close of business on September 14, 2025 for the 2025 Notes or September 14, 2026 for the 2026 Notes; or
•
upon the occurrence of specified corporate events.

As a result of the Merger, the Notes became puttable by the holders thereof. On December 20, 2024, as a result of the Merger, Informa TechTarget announced a tender offer relating to its 2025 and 2026 Notes. Informa TechTarget settled its Notes, in cash, in January 2025. Since the Notes became subject to redemption as a result of the Merger, Informa TechTarget has classified the 2026 Notes and the 2025 Notes as current debt on its consolidated balance sheet as of December 31, 2024. Refer to Note 17. Subsequent events for further information.

Following the Merger, Informa TechTarget elected to account for the Notes under the fair value option of ASC 825 in connection with the expectation that substantially all of the Notes would be redeemed pursuant to the contractual terms thereof. Under the fair value option, changes in the fair value of the Notes, other than those due to instrument-specific credit risk, are included in other income (expense), net, together with interest on the 2025 Notes; any changes in fair value due to instrument-specific credit risk are included in other comprehensive income. None of the changes in fair value of the Notes for the period ended December 31, 2024, were attributable to instrument-specific credit risk. Additionally, during this period, interest accrued on the 2025 Notes was immaterial. Accordingly, the $2.1 million change in fair value of the Notes between December 2, 2024, and December 31, 2024, was recognized in other income (expense), net. The fair value of the Notes as of December 31, 2024 are as follows:

As of
December 31, 2024
2025 Notes	$3,030
2026 Notes	412,660
Total	$415,690

Based on the closing price of our common stock of $19.82 on December 31, 2024, the if-converted value of the 2026 Notes and 2025 Notes was less than their aggregate principal value.

Informa Revolving Credit Facility

On December 2, 2024, and in connection with the Merger, Informa TechTarget entered into the $250 million unsecured five-year revolving Credit Facility with Informa Group Holdings Limited. Amounts may be drawn under the Credit Facility from and including December 20, 2024, to the earlier of December 2, 2029, and the termination of the commitments thereunder, if applicable. Informa TechTarget incurred $1.9 million of upfront lending fees and $0.7 million in other debt issuance costs in connection with the Credit Facility. Up-front lender fees and debt issuance costs are capitalized and included in prepaid expenses and other current assets and are amortized straight-line over the availability period. Recurring fees are expensed as incurred.

When drawn, Informa TechTarget has the right to elect the interest rate with respect to such borrowings at either an alternate base rate (“ABR”) or the secured overnight financing rate (“SOFR”) plus an interest rate margin based on Informa TechTarget’s Consolidated Total Net Leverage Ratio. Further, Informa TechTarget retains the right to vary the interest rate of drawn borrowings between ABR and SOFR, and the interest rate may automatically be converted upon the occurrence of certain events. The interest rate margin varies from 1.50% to 2.00% for ABR borrowings and 2.50% to 3.00% for SOFR borrowings. The Credit Facility involves customary funding fees and commitment fees, which range from 0.30% to 0.50% based on the amount of average daily unused commitments thereunder.

Borrowings under the Credit Facility may be prepaid by Informa TechTarget at any time without premium or penalty. Amounts drawn and repaid may be reborrowed. Informa TechTarget may be required to prepay borrowings under the Credit Facility upon an event of default or if borrowings thereunder exceed the commitment amount. Additionally, upon the occurrence and continuance of an event of default, overdue payments accrue interest at the rate initially applicable thereto plus default interest of 2.00%.

Borrowings under the Credit Facility are unsecured. The Credit Facility is guaranteed by Informa TechTarget’s existing and future material wholly-owned domestic subsidiaries, including Former TechTarget, subject to customary exceptions. The Credit Facility contains customary representations, warranties, events of default, and affirmative and negative covenants, including financial requirements and the requirement to maintain a Consolidated Total Net Leverage Ratio of 3.00 to 1.00 or less (subject to certain adjustments) and a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00. In April 2025, the Company received a waiver from its Parent on the requirement to timely provide its annual financial statements.

As of December 31, 2024, no amounts have been drawn under the Credit Facility.

10. Stock-based compensation

The TechTarget, Inc. 2017 Stock Option and Incentive Plan (the “2017 Plan”), became effective June 16, 2017. In connection with the Merger, the Company assumed the 2017 Plan, and 949,300 unvested restricted stock units outstanding immediately prior to the Merger were converted into 1,492,858 unvested restricted stock units of the Company. Each restricted stock unit is subject to the same terms and conditions as prior to the Merger, Grants vest in equal tranches over a three-year period. Shares of stock underlying the restricted stock units are not issued until the units vest.

No new awards may be granted under the 2017 Plan; however, 1,492,858 shares of common stock are available for issuance in connection with the vesting of restricted stock units previously awarded under the 2017 Plan.

In September 2024, Former TechTarget’s board of directors, approved the 2024 Incentive Plan (the “2024 Plan”), which was approved by the stockholders of Former TechTarget in conjunction with their approval of the Merger agreement. Further, in connection with the effectiveness of the Merger, the Informa TechTarget board of directors adopted to the 2024 Plan. On December 2, 2024, 6,366,171 shares of Informa TechTarget’s common stock were reserved for issuance under the 2024 Plan and, generally, shares that are forfeited or canceled from awards under the 2024 Plan also will be available for future awards. Under the 2024 Plan, Informa TechTarget may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants vest in equal annual tranches over a three-year period. Shares of stock underlying awards of restricted stock units are not issued until the units vest. The 2024 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards, such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 7,569 shares of common stock that are reserved for issuance under outstanding stock-based grants under the 2024 Plan as of December 31, 2024. A further 6,352,545 shares of common stock remain available for issuance of future awards under the 2024 Plan as of December 31, 2024.

Employee Stock Purchase Plan (“ESPP”)

In September 2024, Former TechTarget’s board of directors adopted the TechTarget, Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective December 2, 2024 at which time, 1,400,000 shares of Informa TechTarget’s common stock were reserved for issuance under the ESPP.

Non-Employee Director Compensation Plan (the “NED Plan”)

In December 2024, the Company’s board of directors approved the Non-Employee Director Compensation Plan which provides for grants of shares, options and restricted stock units, to directors as a payment for joining the board of directors and as a retainer for service on the board of directors.

Informa PLC Incentive Plans

Certain employees of Informa TechTarget were and continue to be eligible to participate in the following plans issued by Informa PLC (“Plans”): the Long-Term Incentive Plan (“LTIP”), ShareMatch, and the US Employee Share Purchase Plan (“Informa ESPP”). Any expense resulting from participation in the Plans is included in the consolidated statement of income (loss) and comprehensive income (loss).

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of a share of Informa TechTarget’s common stock on the date of the grant. A summary of the restricted stock unit award activity under Informa TechTarget’s plans for the year ended December 31, 2024 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Assumed From Merger	1,492,858	$31.54
Vested	(42,883)	29.88
Forfeited	—	—
Granted	13,626	19.82
Nonvested outstanding at December 31, 2024	1,463,601	$31.48	$29,008,572

The total grant-date fair value of restricted stock unit awards that vested during the year ended December 31, 2024 was $1.3 million. Additionally, Informa TechTarget recorded $1.1 million of stock-based compensation expense for awards issued by Parent, which is recorded in net parent investment prior to the Transaction

As of December 31, 2024, there was $35.5 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted average period of 2.28 years.

Accounting for Stock-Based Compensation Prior to the Transaction

Prior to the Transaction, Informa TechTarget had no stock-based compensation plans; however, certain of its employees are eligible to participate in the Plans issued by the Parent. All grants of share awards (prior to the Transaction) were made under the Plans.

Stock-based compensation expense is recognized based on the Informa TechTarget’s cost of the awards under ASC 718, Compensation — Stock Compensation. All awards granted under these Plans were valued based on the Parent’s common stock and are not indicative of the results that Informa TechTarget would have incurred as a separate and independent business for the periods presented prior to the Transaction.

The stock-based compensation expense attributable to Informa TechTarget is based on the awards and terms previously granted under the Plans to Informa TechTarget’s employees and an allocation of the Parent’s corporate and shared functional employee stock-based compensation expenses.

Accounting for Stock-Based Compensation Subsequent to the Transactions

Subsequent to the Transactions, the stock-based compensation expense attributable to Informa TechTarget is based on the awards and terms previously granted under the Plans or Informa TechTarget's equity compensation plan. Informa TechTarget's stock-based compensation is based on awards granted to employees or secondees by either the Parent or Informa TechTarget. The Company applies an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

11. Income Taxes

The following table depicts the loss before income tax benefit by geography:

	Years Ended December 31,
	2024	2023	2022
		As Restated	As Restated
United States	$(91,482)	$(55,865)	$(10,682)
Foreign	(37,916)	(11,539)	(10,460)
Loss before income tax benefit	$(129,398)	$(67,404)	$(21,142)

Income tax benefit consisted of the following:

	Years Ended December 31,
	2024	2023	2022
		As Restated	As Restated
Current provision:
Federal	$(869)	$—	$(1,799)
State	(323)	—	(580)
Foreign	(2,579)	(3,873)	(1,880)
Total current provision	(3,771)	(3,873)	(4,259)
Deferred benefit:
Federal	10,305	7,933	15,988
State	4,202	2,557	3,802
Foreign	1,799	3,010	1,326
Total deferred benefit	16,306	13,500	21,116
Income tax benefit	$12,535	$9,627	$16,857

The income tax benefit for the years ended December 31, 2024, 2023 and 2022 differs from the amounts computed by applying the statutory federal income tax rate to consolidated loss before income tax benefit as follows:

	Years Ended December 31,
	2024	2023	2022
		As Restated	As Restated
Benefit computed at statutory rate	$27,174	$14,154	$4,439
Increase/(decrease) resulting from:
Foreign tax rate differential	101	27	(379)
State income tax provision, net of federal benefit	2,937	2,020	(499)
Change in tax rate	—	107	195
Change in valuation allowance	—	(2,108)	17,970
Remeasurement of contingent consideration	4,712	26,028	(1,680)
Other	325	3	—
Acquisition costs	(8,256)	(75)	(2,657)
Non-deductible expenditure	(133)	(373)	(74)
Goodwill impairment	(13,909)	(29,326)	—
Movement in uncertain tax positions	(416)	(830)	(458)
Income tax benefit	$12,535	$9,627	$16,857

Informa TechTarget recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax basis of assets and liabilities by applying tax rates that are expected to be in effect when the differences reverse. Significant components of deferred taxes are as follows:

	As of December 31,
	2024	2023
		As Restated
Deferred tax assets:
Property and equipment	$67	$—
Net operating loss carryforwards	3,268	9,898
Tax credit carryforwards	207	—
Employee benefit accruals	963	—
Accruals and allowances	3,775	1,939
Other	1,004	—
Interest deductions carried forward	10,112	6,760
Capitalized R&D expenses	9,844	—
Lease liability	4,285	—
Gross deferred tax assets	33,525	18,597
Less valuation allowance	(722)	(5,027)
Total deferred tax assets	32,803	13,570
Deferred tax liabilities:
Property and equipment	—	(288)
Intangible assets	(133,265)	(35,431)
Internally developed software	(30,437)	—
Other	—	(609)
Right of use asset	(3,186)	—
Unrepatriated earnings	(174)	—
Total deferred tax liabilities	(167,062)	(36,328)
Net deferred tax assets/(liabilities)	$(134,259)	$(22,758)

The following table represents a roll forward of the valuation allowance against deferred tax assets:

	As of December 31,
	2024	2023	2022
		As Restated	As Restated
Balance at beginning of year	$5,027	$2,676	$20,002
Decrease through net parent investment	(5,027)	—	—
Increase (decrease) in valuation allowance	—	2,351	(17,326)
Purchase accounting	722	—	—
Balance at end of year	$722	$5,027	$2,676

A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized.

As of December 31, 2024, the Company maintained a valuation allowance against a portion of its state net operating loss carryforwards in the United States due to the uncertainty of future profitability in the state.

As of December 31, 2023, Informa TechTarget’s operating loss carryforwards and other attributes reflect the amounts that would exist had separate tax returns been filed in all periods and may not reflect actual positions taken or to be taken on the tax returns. Some of these attributes have been utilized by Informa or remained with Informa. As of the close of the Transaction, the Company recorded an adjustment of $0.8 million to net parent investment for those tax attributes remaining with or used by Parent.

As of December 31, 2023 and 2022, Informa TechTarget asserted indefinite reinvestment on certain foreign earnings. Determination of the unrecognized deferred tax liability is not practicable.

The decrease in the valuation allowance for the period ended December 31, 2024 is due to a decrease of net operating losses reported in the United Kingdom which were shared through group relief.

Compliance with ASC 740 requires Informa TechTarget to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments which are based on the plans and estimates used to manage the underlying business. Changes in the Company's assumptions and estimates, as well as changes in tax rates, may materially impact income tax expense for the period.

As of December 31, 2024 and December 31, 2023, Informa TechTarget had federal gross net operating loss carryforwards of $4.7 million and $1.9 million, respectively state net operating loss carryforwards of $1.1 million and $0.1 million respectively, and foreign net operating loss carryforwards of $5.6 million and $37.6 million respectively, which will begin to expire in 2029. The state net operating loss carryforwards of $1.1 million will begin to expire in 2034. The federal net operating loss carryforwards of $4.7 million can be carried forward indefinitely. As of December 31, 2024, Informa TechTarget had a federal tax credit carryforward of $0.2 million. The research and development tax credit carryforward begins to expire in 2044. The utilization of this tax attribute is limited to future taxable income.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax.

At December 31, 2024, the Company had approximately $1.7 million of unremitted foreign earnings held by non-U.S. subsidiaries and has recorded a deferred tax liability of $0.2 million primarily in respect of non-U.S. withholding taxes that it anticipates will be incurred upon repatriation of such earnings to the U.S.

The Company's portion of income taxes for U.S. and certain foreign jurisdictions prior to the Transactions were deemed settled at the date of the Transaction. Cash paid directly to tax authorities for income taxes was $4.0 million in 2024 and was not significant in 2023 and 2022.

Unrecognized tax benefits

Informa TechTarget conducts operations globally, and, as part of the global business, it files numerous income tax returns. These returns are routinely examined by various taxing authorities. The Company's global tax positions are reviewed on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain taxing authorities, tax rulings and court decisions and the expiration of statutes of limitations, unrecognized tax benefits are adjusted as necessary.

Informa TechTarget remain subject to U.S. federal income tax examinations for the tax years 2019 through 2024, and to non-U.S. income tax examinations for the tax years 2015 through 2024. In addition, the Company remains subject to state and local income tax examinations in the United States for the tax years 2003 through 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2024	2023
Balance at beginning of year	$2,819	$2,164
Increase related to current year tax positions	189	655
Balance at end of year	$3,008	$2,819

As of December 31, 2024 and December 31, 2023, management accrued interest related to unrecognized tax benefits of $0.7 million and $0.5 million, respectively. Interest and penalties associated with the unrecognized tax benefits are classified as components of income tax expense. It is reasonably possible that Informa TechTarget's existing unrecognized tax benefits may increase or decrease in the next 12 months, however Informa TechTarget cannot reasonably estimate a range of potential changes in its existing liabilities for unrecognized tax benefits due to various uncertainties.

12. Post-retirement and other employee benefits

Certain employees of Informa TechTarget are eligible to participate in 401(k)-retirement savings plans (the “Plans”), whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plans. Informa TechTarget incurred $47.3 thousand related to the Plans for the year ended December 31, 2024.

Certain employees of Informa TechTarget are eligible to participate in the Parent’s defined contribution plan. The Parent operates a defined contribution plan in the United States, United Kingdom and in certain other countries. The assets of the plan are held by independent custodians and are kept entirely separate from the assets of the Parent. The expense related to the plan has been allocated to Informa TechTarget based on employee headcount. During the years ended December 31, 2024, 2023, and 2022, Informa TechTarget incurred $5.1 million, $4.5 million and $3.4 million, respectively, related to the Parent plan.

13. Related party transactions

Allocations of expenses prior to the separation

Prior to the Merger, Informa Tech Digital Business was historically operated as part of the Parent and not as a standalone company. Certain shared costs were allocated to Informa Tech Digital Business by the Parent and are reflected as expenses in these consolidated financial statements. Allocations ceased effective the close of the Merger and were replaced by various other legal agreement such as Transitional Service Agreements.

Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to Informa Tech Digital Business for purposes of the consolidated financial statements; however, the expenses reflected in the accompanying consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Informa Tech Digital Business had operated as a separate standalone entity and the expenses that will be incurred in the future by Informa Tech Digital Business.

The amount of actual costs that may have been incurred if Informa Tech Digital Business were a standalone company is not practicable to estimate as it would depend on a number of factors, including its chosen organizational structure, which functions were performed by its employees or outsourced and strategic decisions made in areas such as information technology and infrastructure.

Corporate expense allocations

Certain corporate overhead and other shared expenses incurred by the Parent and its subsidiaries were allocated to Informa Tech Digital Business and are reflected in the accompanying consolidated statements of income (loss) and comprehensive income (loss). These amounts include, but are not limited to, items such as general management and executive oversight, costs incurred at the Parent level to support Informa Tech Digital Business's information technology infrastructure, facilities, compliance, human resources, operations, and legal functions and financial management and transaction processing, including public company consolidated reporting, consolidated tax filings and tax planning, risk management and consolidated treasury services, certain employee benefits and incentives, and stock-based compensation administration. These costs were allocated using a methodology that management believes is reasonable for the item being allocated. Allocation methodologies include Informa Tech Digital Business's relative share of revenues, headcount, usage, or functional spend as a percentage of the total.

The amounts of related party expenses allocated to Informa Tech Digital Business from the Parent and its subsidiaries for the years ended December 31, 2024, 2023 and 2022 were $29.9 million, $31.3 million and $31.6 million, respectively, and are recognized in general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss).

Further, for the year ended December 31, 2024, the Parent incurred $39.7 million of costs related to the Merger, including $1.6 million of costs recorded by Parent subsequent to the Transactions. These costs were paid by the Parent and allocated to Informa TechTarget. The costs are included in acquisition and integration expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss) and relate primarily to legal, professional accounting and advisory fees related to the Transactions.

Revenue and other transactions entered into in the ordinary course of business

Informa TechTarget enters into revenue arrangements in the ordinary course of business with the Parent and its affiliates, which resulted in recording revenue of $0.4 million, $0.2 million and $0.1 million in the years ended December 31, 2024, 2023 and 2022, respectively. The cost of revenues related to these sales between Informa TechTarget and the Parent were not material in the years ended December 31, 2024, 2023 and 2022.

Revolving Line of Credit

On December 2, 2024, Informa TechTarget entered into a related party loan arrangement with the Informa Group Holdings Limited, which provides Informa TechTarget with a $250.0 million unsecured five-year revolving Credit Facility, which has not been drawn upon as of December 31, 2024. Informa TechTarget has paid $1.9 million in certain fees related to the Credit Facility, which have been capitalized and included in other non-current assets. Amortization of these commitment fees into interest expense have not been material for the year ended December 31, 2024.

Debt financing

Prior to the Merger, Informa Tech Digital Business entered into related party loan arrangements with the Parent to finance its operations and acquisitions. Debt arrangements between Informa Tech Digital Business and the Parent have been included in the accompanying consolidated financial statements for all years presented. Loans from the Parent to Informa Tech Digital Business with maturity within one year have been recorded as related-party short-term debt in the accompanying consolidated balance sheet at December 31, 2023 with interest rate of 4.25% per annum. Loans from Parent to Informa Tech Digital Business with maturities ranging between November 30, 2026 and August 31, 2027 were recorded as related party long-term debt in the accompanying consolidated balance sheet at December 31, 2023 with fixed interest rates ranging between 7% and 8% per annum. These loans were settled prior to the close of the Transactions. During the year ended December 31, 2024, prior to the close of the Transaction, $474.9 million of the related party short-term debt and $250.0 million of related party long-term financing debt was extinguished and reflected as an increase in net parent investment, with the remaining $59 million capitalized through net parent investment.

Some of the Parent entities are responsible for making certain payments on behalf of Informa Tech Digital Business for expenses such as payroll and supplier invoices. These arrangements are financing in nature as the payments have been made by the Parent for Informa Tech Digital Business. Informa Tech Digital Business is obligated to repay these balances on demand and therefore these balances are classified as related party short-term debt on the consolidated balance sheets. These balances are not interest bearing, do not have specific repayment terms and are repaid on a non-routine basis.

Related-party loans related to debt financing are recorded in the accompanying consolidated balance sheets as follows:

	As of December 31,
	2024	2023
Related party short-term financing debt	$—	$43,801
Related party long-term financing debt	$—	$309,237

As of the close of the Transaction, all related party balances were settled pertaining to the related party loan arrangements.

Cash pooling arrangement

Prior to the Merger, the Parent used a centralized approach to cash management and financing of its operations. The majority of Informa Tech Digital Business’s cash was transferred to the Parent on a regular basis, and the Parent funds Informa

Tech Digital Business’s operating and investing activities as needed. Transfers of cash to and from the Parent’s cash management system are reflected as related party loan receivables and short-term debt on the consolidated balance sheets and the inflows and outflows during each period are presented net in financing activities in the consolidated statement of cash flows.

Related-party loans receivable and short-term debt related to cash pooling arrangements are recorded in the accompanying consolidated balance sheets as follows:

	As of December 31,
	2024	2023
		As Restated
Related party loans receivable	$—	$105,334
Related party short-term debt	$—	$459,461

As of the close of the Merger, all related party receivables and short-term debt arrangement were cash settled or capitalized through net parent investment.

Interest income and interest expense

Interest income and interest expense on debt financing and cash pooling arrangements are recorded within interest income and interest expense on related party debt, respectively within the accompanying consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Years Ended December 31,
	2024	2023	2022
		As Restated	As Restated
Interest income on related party loans receivable	$3,999	$3,487	$493
Interest expense on related party debt	$17,740	$24,649	$10,760

The accrued interest expense related to short-term and long-term debt to Parent was $1.6 million as of December 31, 2023, and is recorded in related party payables within the accompanying consolidated balance sheets. There was no accrued interest related to short-term and long-term debt to the Parent as of December 31, 2024. There was no accrued interest related to cash pooling arrangements since interest is accrued directly to the cash pooling accounts.

Related party receivables and payables

Informa TechTarget has receivables and payables with the Parent arising from transactions entered into in the ordinary course of business with the Parent, such as related party sales, shared and corporate cost recharges, including payroll and employee related costs, acquisition and integration costs and central operating costs. Related party receivables and payables are recorded in the accompanying consolidated balance sheets as follows:

	As of December 31,
	2024	2023
		As Restated
Related party receivable	$2,900	$3,236
Related party payables	$4,795	$32,493

Settlement patterns of related party payables vary from transaction to transaction and are repaid on a non-routine basis. Changes in related party receivables and payables are presented in operating activities in the consolidated statement of cash flows.

Transitional Services Agreement

In connection with the Merger, Informa TechTarget entered into a transitional service agreement with Informa Group Limited to receive certain business support services for generally up to 18 months after the closing for a monthly fee of $1.8 million. These services include, but not limited to, IT services, accounting & financial services, HR & payroll services, property services, and business support services. For the year ended December 31, 2024, Informa TechTarget had incurred $1.7 million for such services, which are classified within related party payables and general and administrative expenses.

Reverse Transitional Services Agreement

In connection with the Merger, Informa TechTarget entered into a reverse transitional service agreement with Informa Group Limited to provide property services to the Parent for a fixed monthly fee. As of December 31, 2024, activities related to this service were not material, which would have been recorded within related party receivable.

Secondment Agreements

Informa TechTarget has entered into various arrangements with employees, inclusive of its chief executive officer, of the Parent and its subsidiaries to perform services for Informa TechTarget under a secondment arrangement. As of and for the year ended December 31, 2024, $0.5 million of related party payables, $0.3 million of cost of revenues and $0.2 million of general and administrative expenses were recognized for these secondment arrangements.

Refer to Note 4. Fair value measurements and Note 11. Income taxes for disclosure of other related party transactions.

14. Commitments and contingencies

Legal Matters

From time to time, Informa TechTarget may be subject to legal actions and claims in the ordinary course of business. Management does not believe that the outcome of such proceedings will have a materially adverse effect on Informa TechTarget’s financial position, results of operations or cash flows. Legal fees and other costs related to litigation and other legal proceedings are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

15. Segments

The Company generates revenue by providing market insight and market access to the technology market, including enterprise technology, artificial intelligence, channel, cybersecurity, media & entertainment, and service providers.

The CODM is the Chief Executive Officer. The CODM is the highest level of management responsible for assessing the Company’s overall performance, and making operational decisions such as resource allocations related to operations, product prioritization, and delegations of authority. The CODM has determined that the Company operates in a single operating and reportable segment. The accounting policies of this segment are the same as those described in the summary of significant accounting policies. As discussed in Note 2, in 2024 the Company adopted ASU 2023-07. The CODM’s assessment of performance and allocation of resources for the operating segment is based on consolidated net income. The CODM uses net income to evaluate income generated from the segment assets in deciding whether to reinvest profits into the segment or for acquisitions or to pay dividends. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Significant expenses are presented on the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss), which is regularly reviewed by the CODM. In addition, the CODM is regularly provided with total direct staff costs, which are a component of the significant expense categories and are disclosed in the consolidated statements of income (loss) and comprehensive income (loss), which was $148.1 million, $124.2 million, and $84.2 million for the year ended December 31, 2024, 2023, and 2022 respectively. For all periods presented, direct staff costs do not include staff costs which were allocated to the Company by the Parent. Direct staff costs include share-based compensation and employee benefits. There are no other significant expenses or asset information that are regularly provided to the CODM.

16. Quarterly results (unaudited)

The following tables present selected unaudited condensed consolidated statements of income (loss) and total comprehensive income (loss) for each quarter of the fiscal years ended December 31, 2024 and 2023 indicated (amounts in thousands, except per share data):

	Three months ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Revenue	$100,398	$62,872	$62,968	$58,659
Gross profit	67,626	39,058	36,267	34,690
Operating income (loss)	(47,856)	(14,377)	(34,418)	(22,458)
Net income (loss)	(39,721)	(17,430)	(40,203)	(19,509)
Comprehensive income (loss)	$(29,378)	$(30,965)	$(40,872)	$(16,958)

Net loss per common share:
Basic	$(0.77)	$(0.42)	$(0.97)	$(0.47)
Diluted	$(0.77)	$(0.42)	$(0.97)	$(0.47)

The sum of the quarterly EPS amounts differs from annual EPS disclosed due to the issuance of shares in conjunction with the Merger.

	Three months ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Revenue	$76,467	$59,072	$60,712	$55,850
Gross profit	47,422	35,804	37,099	32,950
Operating income (loss)	29,172	(17,502)	(93,676)	36,639
Net income (loss)	19,410	(19,058)	(93,128)	34,999
Comprehensive income (loss)	$7,275	$(8,690)	$(101,765)	$24,906

Net income (loss) per common share:
Basic	$0.47	$(0.46)	$(2.24)	$0.84
Diluted	$0.47	$(0.46)	$(2.24)	$0.84

As discussed in Note 1, Restatement of previously issued financial statements, the Company discovered errors in its previously reported financial results. The Company will restate its previously reported quarterly financial information based on the summary presented below in its future filings with the SEC, as applicable, to correct for these errors to the Condensed Consolidated Financial Statements.

A summary of the corrections to the affected financial statement line items in the unaudited Condensed Consolidated Statements of Income and Comprehensive Income (loss) is presented below for each quarterly period.

	Three months ended
	September 30, 2024			June 30, 2024			March 31, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue	$62,742	$130	$62,872	$62,985	$(17)	$62,968	$59,293	$(634)	$58,659
Gross profit	38,928	130	39,058	36,284	(17)	36,267	35,324	(634)	34,690
General and administrative	18,205	160	18,365	17,069	325	17,394	18,635	(457)	18,178
Amortization	8,131	2,877	11,008	8,321	2,873	11,194	7,962	2,874	10,836
Acquisition and integration costs	8,438	350	8,788	21,895	582	22,477	7,753	(776)	6,977
Remeasurement of contingent consideration	(300)	(1,600)	(1,900)	1,400	700	2,100	1,263	801	2,064
Total operating expenses	51,648	1,787	53,435	66,205	4,480	70,685	54,706	2,442	57,148
Operating income (loss)	(12,720)	(1,657)	(14,377)	(29,921)	(4,497)	(34,418)	(19,382)	(3,076)	(22,458)
Related party interest expense							(6,591)	390	(6,201)
Interest income							2,319	(1,085)	1,234
Income (loss) before provision of income taxes	(19,339)	(1,657)	(20,996)	(34,740)	(4,497)	(39,237)	(23,436)	(3,771)	(27,207)
Benefit (provision) for income taxes	3,682	(116)	3,566	(95)	(871)	(966)	2,955	4,743	7,698
Net income (loss)	(15,657)	(1,773)	(17,430)	(34,835)	(5,368)	(40,203)	(20,481)	972	(19,509)
Total comprehensive income (loss)	$(29,192)	(1,773)	$(30,965)	$(35,504)	(5,368)	$(40,872)	(17,930)	972	(16,958)

Net loss per common share:
Basic	$(0.38)	$(0.04)	$(0.42)	$(0.84)	$(0.13)	$(0.97)	$(0.49)	$0.02	$(0.47)
Diluted	$(0.38)	$(0.04)	$(0.42)	$(0.84)	$(0.13)	$(0.97)	$(0.49)	$0.02	$(0.47)

	Three months ended
	December 31, 2023			September 30, 2023			June 30, 2023
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue	$75,731	$736	$76,467	$59,404	$(332)	$59,072	$60,832	$(120)	$60,712
Cost of revenue	(29,144)	99	(29,045)	(22,474)	(794)	(23,268)	(24,573)	960	(23,613)
Gross profit	46,587	835	47,422	36,930	(1,126)	35,804	36,259	840	37,099
Selling and marketing	14,574	(48)	14,526	13,274	398	13,672	13,962	(481)	13,481
General and administrative	15,760	260	16,020	18,683	(1,348)	17,335	14,788	1,713	16,501
Product development	2,744	(23)	2,721	2,305	195	2,500	3,188	(236)	2,952
Amortization	7,917	2,771	10,688	7,687	2,857	10,544	7,576	2,901	10,477
Impairment of goodwill							130,132	9,513	139,645
Acquisition and integration costs	545	135	680	3,195	104	3,299
Remeasurement of contingent consideration	(11,743)	(15,501)	(27,244)	(2,400)	8,200	5,800	(12,100)	(41,200)	(53,300)
Total operating expenses	30,656	(12,406)	18,250	42,900	10,406	53,306	158,565	(27,790)	130,775
Operating income (loss)	15,931	13,241	29,172	(5,970)	(11,532)	(17,502)	(122,306)	28,630	(93,676)
Related party interest expense	(6,080)	(188)	(6,268)	(6,109)	(124)	(6,233)	(6,072)	(78)	(6,150)
Interest income	383	468	851	745	383	1,128	567	234	801
Income (loss) before provision of income taxes	9,883	13,521	23,404	(10,867)	(11,273)	(22,140)	(128,433)	28,786	(99,647)
Benefit (provision) for income taxes	(1,302)	(2,692)	(3,994)	860	2,222	3,082	1,097	5,422	6,519
Net income (loss)	8,581	10,829	19,410	(10,007)	(9,051)	(19,058)	(127,336)	34,208	(93,128)
Total comprehensive income (loss)	$(3,554)	$10,829	$7,275	$361	$(9,051)	$(8,690)	$(135,973)	$34,208	$(101,765)

Net income (loss) per common share:
Basic	$0.21	$0.26	$0.47	$(0.24)	$(0.22)	$(0.46)	$(3.06)	$0.82	$(2.24)
Diluted	$0.21	$0.26	$0.47	$(0.24)	$(0.22)	$(0.46)	$(3.06)	$0.82	$(2.24)

	Three Months Ended March 31, 2023
	As Reported	Adjustment	As Restated
Revenue	$56,082	$(232)	$55,850
Cost of revenue	(22,979)	79	(22,900)
Gross profit	33,103	(153)	32,950
Selling and marketing	13,660	(39)	13,621
General and administrative	16,856	176	17,032
Product development	2,906	(19)	2,887
Amortization	7,543	2,900	10,443
Remeasurement of contingent consideration	(86,410)	37,210	(49,200)
Total operating expenses	(43,917)	40,228	(3,689)
Operating income (loss)	77,020	(40,381)	36,639
Income (loss) before provision of income taxes	71,360	(40,381)	30,979
Benefit (provision) for income taxes	5,122	(1,102)	4,020
Net income (loss)	76,482	(41,483)	34,999
Total comprehensive income (loss)	$66,389	$(41,483)	$24,906

Net income (loss) per common share:
Basic	$1.84	$(1.00)	$0.84
Diluted	$1.84	$(1.00)	$0.84

The following tables present the corrections to the affected financial statement line items in the unaudited Consolidated Statements of Cash Flows for the periods presented:

	Nine months ended September 30, 2024			Six months ended June 30, 2024			Three months ended March 31, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Operating activities:
Net income (loss)	$(70,973)	$(6,169)	$(77,142)	$(55,316)	$(4,396)	$(59,712)	$(20,481)	$972	$(19,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	24,817	8,624	33,441	16,528	5,747	22,275	8,064	2,874	10,938
Release of provision for bad debt	1,107	(457)	650	1,066	(457)	609	814	(457)	357
Deferred tax provision	(6,542)	(5,850)	(12,392)	(2,860)	(4,490)	(7,350)	(2,955)	(5,283)	(8,238)
Remeasurement of contingent consideration	2,363	(99)	2,264	2,663	1,501	4,164	1,263	801	2,064
Net foreign exchange (gain)/loss	—	793	793	—	(79)	(79)	—	(54)	(54)
Changes in operating assets and liabilities:
Accounts receivable	1,994	1,102	3,096	(3,356)	1,189	(2,167)	(4,791)	1,147	(3,644)
Prepaid expenses and other current assets	(3,564)	98	(3,466)	(621)	98	(523)	191	(806)	(615)
Related party trade receivables	(235)	(904)	(1,139)	475	(904)	(429)
Accrued expenses and other liabilities	(730)	457	(273)	(1,281)	590	(691)	(3,385)	430	(2,955)
Income tax payable	—	1,479	1,479	—	223	223	—	361	361
Contract liabilities	15,294	(616)	14,678	17,380	(583)	16,797	10,498	(548)	9,950
Other liabilities	(329)	899	570	(218)	733	515	(241)	363	122
Net cash (used in) provided by operating activities	$(35,004)	$(643)	$(35,647)	$(30,239)	$(828)	$(31,067)	$(1,553)	$(200)	$(1,753)
Financing activities
Cash pool arrangements with Parent	27,402	(64)	27,338	16,742	764	17,506	5,741	715	6,456
Net transfer (to) from parent	27,159	707	27,866	18,623	64	18,687	(3,540)	(515)	(4,055)
Net cash provided by (used in) financing activities	$50,368	$643	$51,011	$31,385	$828	$32,213	$2,201	$200	$2,401

	Nine months ended September 30, 2023			Six months ended June 30, 2023			Three months ended March 31, 2023
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Operating activities:
Net income (loss)	$(60,861)	$(16,326)	$(77,187)	$(50,854)	$(7,275)	$(58,129)	$76,482	$(41,483)	$34,999
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	22,827	8,658	31,485	15,119	5,801	20,920	7,543	2,900	10,443
Impairment of goodwill	130,132	9,513	139,645	130,132	9,513	139,645
Deferred tax provision	(7,079)	(9,993)	(17,072)	(6,219)	(6,785)	(13,004)	(5,122)	(1,116)	(6,238)
Remeasurement of contingent consideration	(100,910)	4,210	(96,700)	(98,510)	(3,990)	(102,500)	(86,410)	37,210	(49,200)
Net foreign exchange (gain)/loss	—	588	588	—	922	922	—	354	354
Changes in operating assets and liabilities:
Accounts receivable	3,305	631	3,936	2,311	342	2,653	8,214	221	8,435
Income tax payable	—	2,834	2,834	—	2,057	2,057	—	2,016	2,016
Other liabilities	(568)	762	194	153	484	637	21	240	261
Related party payables	18,073	104	18,177
Net cash (used in) provided by operating activities	$3,932	$981	$4,913	$17,700	$1,069	$18,769	$3,599	$342	$3,941
Financing activities:
Cash pool arrangements with Parent	(512)	(981)	(1,493)	(14,480)	(1,069)	(15,549)	(7,356)	(342)	(7,698)
Net cash provided by (used in) financing activities	$54,470	$(981)	$53,489	$(15,486)	$(1,069)	$(16,555)	$(3,180)	$(342)	$(3,522)

17. Subsequent Events

Debt financing

On January 24, 2025, Informa TechTarget completed the repurchase of all of its 2025 Notes and 2026 Notes. Upon redemption, Informa TechTarget paid approximately $417 million principal amount outstanding together with an immaterial amount of accrued interest on the 2025 Notes. On January 24, 2025, Informa TechTarget drew $135 million in revolving loans under the Credit Facility. The loans drawn as of this date bear interest at SOFR plus an applicable margin of 2.5%. The proceeds of borrowings under the Credit Facility, together with cash on hand and cash from the liquidation of short-term investments, were used to prepay the Notes.

Market volatility

Subsequent to year end and through the date of filing of this Annual Report on Form 10-K, the Company experienced a significant decline in its market capitalization as a result of the decline in the Company’s stock price. Management concluded that this was an event triggering assessment of goodwill impairment in the first quarter of 2025 and anticipates a non-cash impairment of goodwill, in the first quarter of 2025, as a result of the reduction in its market capitalization relative to current book values. The Company is still performing its quantitative assessment for each reporting unit at this time and the potential amount of impairment for each reporting unit, if any, is unknown at this time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on effectiveness of controls and procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the material weaknesses in our internal control over financial reporting as described below.

Notwithstanding the material weaknesses, and based on the additional analyses and other procedures management performed, we have concluded that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with generally accepted accounting principles in the United States of America.

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2024:

•
We did not design and maintain an effective control environment as we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. The limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.
•
We did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting.
•
We did not design and maintain effective monitoring controls to ascertain whether the components of internal control are present and functioning, and information and communication controls to support the functioning of internal control.

These material weaknesses contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including the classification of various accounts in the financial statements and the presentation and disclosure of items in the consolidated financial statements.
•
We did not design and maintain effective controls to analyze, account for and disclose non-routine, unusual or complex transactions. Specifically, we did not design and maintain controls to timely analyze and account for acquisition transactions and asset impairments.
•
We did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries, and control activities related to all significant accounts and disclosures, including controls to validate reliability of system-generated information used in the controls.

The material weaknesses related to the lack of sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience, risk assessment, lack of effective controls over the period-end financial reporting process, lack of effective controls related to non-routine, unusual or complex transactions, and the lack of effective control activities related to all significant accounts and disclosures resulted in the restatement of the Company’s financial statements as of December 31, 2023 and for the years ended December 31, 2023 and 2022, including opening net parent investment, and for the three months, six months and nine months ended March 31, 2024 and 2023, June 30, 2024 and 2023 and September 30, 2024 and 2023, respectively; and adjustments recorded in conjunction with the preparation of the financial statements as of and for the year ended December 31, 2024 related to acquisition and integration related costs and certain accrued expenses.

Additionally, the material weaknesses could result in a misstatement of the consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In addition to the foregoing, we did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Remediation plan for the material weaknesses

With the oversight of the Audit Committee of the Board of Directors, management is in the process of developing a detailed remediation plan to address the material weaknesses. Elements of the plan include the following:

•
We have, and will continue to hire, additional accounting personnel to bolster our reporting, technical accounting, and internal control capabilities. Additionally, we are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties.
•
We have engaged a third-party advisory firm to assist in the design and implementation of control activities across the business processes that support the Company’s significant accounts and disclosures.
•
With the assistance of a third-party advisory firm, we will design and implement a formal financial statement risk assessment in order to identify material financial statement line items for which key controls are needed in order to ensure complete and accurate financial reporting.
•
We will design and implement a suite of entity-level controls, including monitoring activities to ascertain whether the components of internal control are present and functioning, and information and communication controls to support the functioning of internal control.

•
We will design and implement training procedures within the Company’s accounting and finance functions to enhance knowledge and understanding of internal control over financial reporting.
•
We are developing a detailed remediation plan which include activities related to creating and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures; designing and implementing controls related to the preparation and review of journal entries and account reconciliations to ensure proper segregation of duties; designing and implementing controls related to the identification and evaluation of the accounting for non-routine, unusual or complex transactions; and information technology general controls for all relevant information systems, including controls over program change management, the review, approval and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing for new systems.

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic, and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

While we will devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Exemption from management's annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) There were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted, modified, or terminated by any directors or officers (as defined in Rule 16a-1(f)) of the Company during the fourth quarter of 2024 covered by this Annual Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of the members of the Company’s Board of Directors (the “Board”), their respective ages, their positions with the Company and other biographical information as of May 28, 2025 are set forth below. None of our directors are related to any other director or to any of our executive officers.

Name	Age	Position
Sally Ashford	54	Director
Stephen A. Carter	61	Director
David Flaschen	69	Director
M. Sean Griffey	52	Director
Don Hawk	53	Director and Executive Director, Product Innovation
Mary McDowell	60	Director, Chairperson of the Board
Gary Nugent	55	Director and Chief Executive Officer
Perfecto Sanchez	41	Director
Christina Van Houten	58	Director

Sally Ashford. Ms. Ashford is the Group Human Resources Director of Informa, which is an affiliate of Informa TechTarget, having joined in June 2021. She has 30 years' experience in human resources with significant expertise in reward, talent and business transformation. In her early career, Ms. Ashford worked in Human Resources research and consultancy before moving in-house. She spent 15 years at Telefonica in a variety of roles, including European Human Resources Director, Deputy Global Human Resources Director and supervisory board member of Telefonica Deutschland AG. She then joined Royal Mail in 2015 where she was most recently Chief Human Resources Officer. She has worked with teams that have experienced significant business change, including mergers and companies that have grown both organically and inorganically. In addition to her executive role, she also serves as a non-executive director for Helios Towers PLC. Ms. Ashford holds a bachelor's degree in management sciences from the University of Manchester and a Master's Degree in Industrial Relations from the University of Warwick. Ms. Ashford brings to the board experience of building people strategies, nurturing talent and fostering positive workplace culture.

Stephen A Carter. Lord Carter is the Group Chief Executive of Informa, which is an affiliate of Informa TechTarget. He joined Informa in 2010 as a non-executive director before becoming Group Chief Executive in late 2013. Under his leadership, Informa has expanded significantly in reach and scale, geographically (particularly in North America and in Asia) and in the deployment of technology and digital services. Prior to becoming Informa's Group Chief Executive, Lord Carter was President and Managing Director EMEA at Alcatel Lucent Inc., Managing Director and COO of ntl (now Virgin Media) and Managing Director then Chief Executive of JWT UK & Ireland. He was the founding CEO of Ofcom and Chief of Strategy and Minister for Telecommunications and Media in the government of Prime Minister, The Right Hon. Gordon Brown. Lord Carter is a non-executive director of Vodafone PLC and is Informa's representative on the Board of PA Media Group Limited, BolognaFiere and Norstella, and Chair of Informa's joint venture with the Principality of Monaco and of the Tahaluf partnership. From 2014 until 2022, he served on the Board of United Utilities Group PLC. He was made a Life Peer in 2008. Lord Carter holds a Law degree from the University of Aberdeen. Lord Carter brings to the Board significant executive and non-executive experience across many different companies and industries, including deep knowledge of the technology industry, digital platforms and solutions and the marketing services industry.

David Flaschen. From July 2015 until June 2024, Mr. Flaschen served as a non-executive director of Informa, which is an affiliate of Informa TechTarget, where he also served as a member of both the Nomination Committee and Audit Committee. Mr. Flaschen has over 20 years of executive and leadership experience in the information services industry, including positions at Thomson Financial and Dun & Bradstreet. He also has extensive experience in online businesses, having served as a non-executive director at companies such as TripAdvisor, Inc. and BuyerZone.com. Mr. Flaschen was a professional soccer player and a founding member of the North American Soccer League Players Association's Executive Committee. Since 2021, he has served on the board of directors of John Nagle Co. Mr. Flaschen served as Chair of the Board from 2021 until May 2025. From 2020 until 2024, he was an Informa nominee on the board of directors of Informa's Curinos business and, from 1999 until 2024, he was a non-executive director and Chair of the Audit Committee at Paychex Inc. He holds a Bachelor's Degree in Psychology from Brown University and an MBA in Entrepreneurial Management from the Wharton School, University of Pennsylvania. Mr. Flaschen brings to the Board extensive executive and non-executive experience of North American and international companies, with particular expertise in information services, data, and marketing services.

M. Sean Griffey. Mr. Griffey was a co-founder and the CEO of Industry Dive, now an Informa TechTarget subsidiary, from January 2020 until December 2024. He has spent the last 20 years working in the digital media, marketing, and demand generation industries, including at Informa Tech, which became a subsidiary of Informa TechTarget upon the Closing. He joined the Informa Tech Digital Businesses in September 2022 when Industry Dive was acquired by the Informa Tech Digital Businesses. Prior to founding Industry Dive, Mr. Griffey served as President for FierceMarkets where he oversaw the launch of more than 25 digital titles and products. He also spent nearly 10 years as a consultant at A.T. Kearney and PricewaterhouseCoopers helping companies achieve their strategic goals and improve performance. In 2015, he was inducted into the Media Industry News Digital Hall of Fame and recently was awarded the McAllister Top Management Fellowship at the Medill School of Journalism. Additionally, since November 2022 he has served on the board of directors of Omeda, Inc., since September 2021 he has served on the board of directors of Blockworks, and since January 2025 he has served on the board of directors of Board.org. Mr. Griffey has a B.S. in Economics from Penn State University and an M.B.A. from Northwestern's Kellogg School of Management. Mr. Griffey brings to the Board his experience with the Informa Tech Digital Businesses and experience in the IT advertising business, which provides the Board with specific knowledge of the Informa Tech Digital Businesses' historical operations and a greater understanding of Informa TechTarget's strategic opportunities.

Don Hawk. Mr. Hawk has served as the Executive Director, Product Innovation of Former TechTarget, which became a subsidiary of Informa TechTarget upon the Closing, since January 2012. Prior to that, Mr. Hawk served as Former TechTarget's President from its incorporation in September 1999 to 2012. Prior to co-founding Former TechTarget, he was a Director of New Media Products for the Technology Division of UCG from 1997 to 1999. Prior to joining UCG, Mr. Hawk was the Director of Electronic Business Development for Telecommunications Reports International, Inc., a telecommunications publishing company. He holds a B.A. and an M.A. from George Washington University. Mr. Hawk brings to the Board his experience at Former TechTarget and his experience in the IT advertising business, which provides the Board with specific knowledge of Former TechTarget's historical operations and a greater understanding of Informa TechTarget's strategic opportunities.

Mary McDowell. Ms. McDowell has over 30 years of experience as a technology industry executive. Ms. McDowell served as President, CEO and a Director of Mitel Networks, a global communications and products company, from October 2019 until January 2021, and as Chair of the Board of Mitel Networks from January 2021 until December 2022. Prior to joining Mitel Networks, Ms. McDowell served as CEO and a director for Polycom. Her earlier roles include Executive Partner at Siris Capital, a private equity firm, Executive Vice President at Nokia and senior positions at Compaq Computer and Hewlett Packard. She was a Non-Executive Director of Informa, which is an affiliate of Informa TechTarget, where she served on the board of directors as Senior Independent Director. She also currently serves as Non-Executive Director at Autodesk, Inc. and a Non-Executive Director of Arrow Electronics, Inc. Ms. McDowell holds a Bachelor's Degree in Computer Science from the University of Illinois Grainger College of Engineering. She brings to the Board her deep operational experience transforming and profitably growing technology businesses, including in international markets.

Gary Nugent. Mr. Nugent has served as the Chief Executive Officer of Informa TechTarget since December 2024. He was the CEO of the Informa Tech Digital Businesses from January 2019 to December 2024 including Informa Tech, LLC, which became a subsidiary of Informa TechTarget upon the Closing. He has over 25 years of general management, sales, and marketing experience in the Information and Communication Technology (ICT) sector. He joined Informa in 2014 as Commercial Director for the Business Intelligence division. Previously, at Alcatel-Lucent, he was Head of the Managed Services Business and, before that, Head of Marketing. Before joining Alcatel-Lucent, he worked for leading global Information Technology brands such as Oracle, Sun Microsystems, and IBM. Mr. Nugent holds a B.Eng/B.Sc in Information Engineering from the University of Strathclyde. He brings to the Board his many years of experience as a customer of the many products and services that Informa TechTarget offers, his experience in designing and building go-to-market strategies that deliver growth, and his knowledge of Informa.

Perfecto Sanchez. Mr. Sanchez served as a director on the Former TechTarget board of directors (the "Former TechTarget Board") from January 2022 to December 2024. Former TechTarget became a subsidiary of Informa TechTarget upon the Closing. Mr. Sanchez has served as the co-founder and Chief Growth Officer of Equity Quotient ("EQ"), a technology platform that provides access to diversity data and advanced analytics to help companies measure their stakeholder impact, manage risk, and devise growth strategies as part of a broader environmental, social, and governance imperative, since June 2020. He is also the founder and Chief Executive Officer of Keep The Change, a for-purpose marketing consultancy he launched in 2014 and serves on the board of directors of Lifeway Foods, Inc. (Nasdaq: LWAY), a public company, since August 2022. He is currently an advisor to Build in Tulsa, a movement to build the infrastructure for Black multi-generational wealth creation, as well as an Advisor at International Crisis Group. He served as Chief Marketing Officer for Chloe's Soft Serve Fruit Co. from 2016 to 2018 where he helped double their distribution and brand awareness. Prior to that, from 2010 to 2015, he served in senior brand and portfolio strategy roles at The Dannon Company, Inc. (a subsidiary of Danone S.A.) and Kraft Foods, Inc. Mr. Sanchez holds a Bachelor of Math and Science Degree from the United States Military Academy at West Point and is a decorated U.S. Army Veteran with two combat tours to Iraq. He brings to the Board his experience in managing complex projects and budgets, implementing portfolio, growth, and marketing strategies for global brands, and driving innovation and awareness through social impact initiatives.

Christina Van Houten. Ms. Van Houten served as a director on the Former TechTarget Board from August 2019 to December 2024. Former TechTarget became a subsidiary of Informa TechTarget upon the Closing. She has served as the co-founder and Chief Executive Officer of EQ since June 2022. Prior to co-founding EQ with Mr. Sanchez, Ms. Van Houten served in various roles at Mimecast Limited, a global provider of cloud cyber resilience solutions for corporate data and email, including as advisor to the Chief Executive Officer and as Chief Strategy Officer, from April 2018 to May 2022. Prior to joining Mimecast, from 2014 to 2018, Ms. Van Houten was Senior Vice President, Marketing Strategy & Product Management, at Infor Global Solutions, an enterprise software company that provides comprehensive business solutions. She served as Vice President, Industry Solution and Strategy, at Infor, from 2011 to 2014. She was Vice President of Strategy and Solutions at IBM Netezza from 2010 to 2011. Prior to that, from 2005 to 2010, she served in senior roles at Oracle Corporation. Ms. Van Houten holds an MBA from the Booth School of Business at the University of Chicago, and a Bachelor of Arts Degree from Georgetown University. She brings to the Board her experience in marketing strategy and career with some of the world's largest firms, which provides the Board with invaluable business insight and expertise in overall sales and marketing strategies.

Executive Officers

The names of the executive officers of the Company, their respective ages, their positions with the Company and other biographical information as of May 28, 2025 are set forth below, other than Messrs. Nugent and Hawk, for whom such information is provided above. No executive officer is related to another executive officer or director of the Company.

Name	Age	Principal Occupation/Position Held with the Company
Rebecca Kitchens	47	President - Informa TechTarget & General Manager - Brand to Demand
Steven Niemiec	43	Chief Revenue Officer
Daniel T. Noreck	53	Chief Financial Officer and Treasurer

Rebecca Kitchens. Ms. Kitchens has served as our President & General Manager - Brand to Demand since December 2024. Prior to that, she served as President of Former TechTarget from January 2023 to December 2024, where she led Former TechTarget's combination with the Informa Tech Digital Businesses while also continuing to oversee day-to-day editorial, audience marketing, customer enablement, partner development, and operations functions. Former TechTarget became a subsidiary of Informa TechTarget upon the Closing. Prior to that, Ms. Kitchens served as Former TechTarget's EVP & Publisher from January 2021 to December 2022, SVP, Market Development from 2017 to 2021, and between 2002–2017, in various sales and sales management positions during the company's early stages of growth. Ms. Kitchens holds a Bachelor of Science Degree from Fairfield University.

Steven Niemiec. Mr. Niemiec has served as our Chief Revenue Officer since December 2024. Prior to that, he served as Chief Operating Officer and Chief Revenue Officer of Former TechTarget from January 2023 to December 2024, overseeing sales, customer success, and sales operations. Former TechTarget became a subsidiary of Informa TechTarget upon the Closing. Mr. Niemiec began his career with Former TechTarget as an Account Manager and worked his way up to progressively more senior positions at Former TechTarget, including serving as SVP, Global Sales from June 2013 to January 2021 and VP & General Manager from January 2011 to June 2013. Mr. Niemiec holds a Bachelor of Science Degree from Providence College.

Daniel T. Noreck. Mr. Noreck has served as our Chief Financial Officer and Treasurer since December 2024. Prior to that, he served as the Chief Financial Officer and Treasurer of Former TechTarget from December 2016 to December 2024. Former TechTarget became a subsidiary of Informa TechTarget upon the Closing. Since April 2021, he has also served as a director and chair of the audit committee of Capital Properties, Inc., a publicly traded property leasing company in Providence, Rhode Island. From September 2010 to December 2016, he served as Chief Financial Officer and Treasurer of Providence and Worcester Railroad Company, a publicly traded regional short line railroad with operations in Connecticut, Massachusetts, New York, and Rhode Island.

Audit Committee

Our Audit Committee is comprised of Christina Van Houten, the Chair of the Audit Committee, David Flaschen, and Perfecto Sanchez. Ms. Van Houten serves as our "audit committee financial expert."

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics (the "Code") that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have posted the Code on the corporate governance section of our investor relations website located at investor.informatechtarget.com. In addition, we will disclose on our website any amendments to, or waivers granted to, any director or executive officer from, any provision of the Code.

The Stockholders Agreement also contains certain provisions that address potential conflicts of interest affecting our directors and officers (including the Company's subsidiaries) who also serve from time to time as directors, officers, or employees of Informa or its subsidiaries (other than the Company) ("Informa Group Associates"). The Company's Related Party Transactions Policy, adopted in accordance with the Stockholders Agreement, governs certain transactions between the Company (including the Company's subsidiaries), on the one hand, and Informa or any of its subsidiaries (other than the Company and its subsidiaries) or (solely in their capacity as such) any Informa Group Associate or other "associate" of Informa or its subsidiaries, on the other hand. To the extent any provision of the Code is inconsistent with the Stockholders Agreement or the Related Party Transactions Policy, the Stockholders Agreement or the Related Party Transactions Policy, as applicable, governs.

Insider Trading Policy

We have adopted an Insider Trading and Public Communication Policy (the "Insider Trading Policy") governing the purchase, sale and/or other dispositions of Informa TechTarget securities by our directors, officers, employees, consultants, and other covered persons. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports in changes in ownership of our common stock and other of our equity securities. Based on our review, we believe that during 2024, our directors, officers and greater than 10% beneficial owners timely filed all reports they were required to file under Section 16(a), other than the untimely filing of six Forms 4 by Mr. Griffey to report sixteen purchases of shares of our common stock.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our executive compensation philosophy, objectives, program and process, as well as the compensation paid to our named executive officers in 2024. Our named executive officers for 2024 were:

•
Gary Nugent, Chief Executive Officer
•
Daniel T. Noreck, Chief Financial Officer and Treasurer
•
Rebecca Kitchens, President - Informa TechTarget & General Manager - Brand to Demand
•
Steven Niemiec, Chief Revenue Officer
•
Don Hawk, Executive Director, Product Innovation
•
Michael Cotoia, Former Chief Executive Officer of Former TechTarget
•
Greg Strakosch, Former Executive Chairman of Former TechTarget

Overview and Compensation Philosophy. Prior to the Closing, the primary objectives of Former TechTarget's Compensation Committee and the Former TechTarget Board with respect to executive compensation were to attract, retain, and motivate executives who would make important contributions to the achievement of Former TechTarget's business goals, and to align the incentives of Former TechTarget's executives with the creation of long-term value for its stockholders. The Former TechTarget Compensation Committee implemented and maintained compensation plans in order to enhance the likelihood that it would achieve those objectives. Former TechTarget's executive compensation program was designed to attract and retain those individuals with the skills necessary for Former TechTarget to achieve its long-term business goals, to motivate and reward individuals who performed at or above the levels that Former TechTarget expected, and to link a portion of each executive officer's compensation to the achievement of its business objectives. It was also designed to reinforce a sense of ownership, urgency, and overall entrepreneurial spirit. Further, the Former TechTarget executive compensation program was designed in a manner that Former TechTarget believed would align the interests of its executive officers, including Michael Cotoia, Greg Strakosch, Daniel T. Noreck, Rebecca Kitchens, Steven Niemiec, and Don Hawk (the "Former TechTarget Executive Officers"), with those of its stockholders by providing a portion of the Former TechTarget Executive Officers' compensation through equity-based awards. Following the Closing, the primary objectives of our Compensation Committee and our Board with respect to executive compensation are to continue to attract, retain, and motivate high-performing executives, align executive incentives to support both immediate corporate goals and long-term strategic objectives, and motivate and reward above-expected performance by linking executive compensation to business objective achievement. Additionally, a higher portion of total executive compensation will be weighted towards variable pay elements, such as short-term and long-term incentives that are linked to performance-based objectives to better align our executive compensation incentives with the long-term interests of our stockholders.

Compensation Committee. Prior to the Closing, Former TechTarget's executive compensation policies and objectives were developed and implemented by the Former TechTarget Compensation Committee which, until the Closing, consisted of all independent directors. The Former TechTarget Compensation Committee reviewed and approved compensation for the Former TechTarget Executive Officers with input from both its Executive Chairman and CEO. Former TechTarget's Executive Chairman and CEO made recommendations to the Former TechTarget Compensation Committee, from time to time, regarding the compensation of the Former TechTarget Executive Officers based in part upon the periodic benchmarking exercise described with respect to Former TechTarget in the "Equity Incentive Compensation and Other Benefits - Benchmarking of Compensation and Equity" section below. Neither Former TechTarget's Executive Chairman nor its CEO played any role in determining the CEO's own salary, bonus, or equity compensation. The Former TechTarget Compensation Committee annually reviewed Former TechTarget executive compensation program to assess whether the program adequately incentivized, motivated and compensated the Former TechTarget Executive Officers. In addition to addressing cash compensation for the Former TechTarget Executive Officers, which included base salary and annual bonus plan and targets, the Former TechTarget Compensation Committee also reviewed and approved equity grants to the Former TechTarget Executive Officers and Former TechTarget employees who were not executive officers. Following the Closing, our executive compensation policies and objectives will be developed and implemented by our Compensation Committee with input and recommendations from our CEO. The Compensation Committee's responsibilities include regular meetings throughout the year to manage and evaluate the executive compensation program, determining the main components of compensation for executive officers, including base salary, equity, and cash performance incentives. These decisions are typically made during scheduled meetings but may also occur at other times to address hiring determinations, internal promotions, or other special circumstances. The Compensation Committee's decisions may be subject to final approval by the Board. The Compensation Committee may also invite other employees, outside advisors, consultants, or experts to participate in meetings and request presentations or background information from these individuals as appropriate. Our CEO works closely with the Compensation Committee in managing the executive compensation program and attends some committee meetings, however, our CEO does not participate in determining his own compensation and is not present during discussions or decisions regarding his compensation.

Elements of Executive Compensation. Prior to the Closing, Former TechTarget's executive compensation consisted of the following elements: (i) base salary; (ii) annual bonus; (iii) equity incentive compensation; and (iv) compensation through employee benefit plans. Former TechTarget viewed these elements of compensation as related but distinct. Although the Former TechTarget Compensation Committee historically reviewed total compensation, Former TechTarget generally did not believe that significant compensation derived from one element of compensation should necessarily negate or reduce compensation from other elements. Former TechTarget assessed the appropriate level for each compensation component based on its view of internal fairness and consistency and other considerations deemed relevant, such as the Former TechTarget Executive Officers' equity ownership position. From time to time, Former TechTarget also reviewed executive compensation levels at other companies with which Former TechTarget competed. For 2024, prior to the Transactions, Former TechTarget's overall mix of executive compensation included a balance of cash and non-cash compensation, taking into consideration existing long-term equity awards. Following the Closing, our executive compensation will consist of the following elements: (i) base salary; (ii) annual and long-term target bonuses; (iii) participation in our employee benefit plans; (iv) the right to receive equity awards as determined by our Compensation Committee; and (v) retention bonuses for certain executives.

Base Salary. Base salaries are used to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our executives. Prior to entry into the Transaction Agreement, base salaries for Former TechTarget Executive Officers were typically set in the offer letter to the executive at the outset of employment. Former TechTarget set base salary compensation for the Former TechTarget Executive Officers at a level Former TechTarget believed would enable it to retain and motivate and, as needed, hire individuals in a competitive environment, so that the Former TechTarget Executive Officers would contribute to its overall business goals and success. Former TechTarget also considered the base salary compensation that is payable by companies that Former TechTarget believed to be its competitors and by other comparable private and public companies with which Former TechTarget believed Former TechTarget generally competed for executives. In connection with the Transactions, we entered into employment agreements with each of Mr. Noreck, Mr. Niemiec, Ms. Kitchens, and Mr. Hawk each of which became effective as of the Closing. Under their respective employment agreement, Mr. Noreck, Mr. Niemiec, Ms. Kitchens, and Mr. Hawk are entitled to, among other forms of compensation as described above, a base salary, in the case of Mr. Noreck of $300,000, in the cases of Ms. Kitchens and Mr. Niemiec, of $400,000, and in the case of Mr. Hawk of $480,000. Pursuant to the terms of the respective employment agreements, we are reviewing each executive's cash and equity compensation levels in good faith for a possible increase, taking into consideration individual performance, Company performance, and talent retention, as well as expected roles and contributions within the Company. Upon completion of this review, the Compensation Committee will have the opportunity to evaluate and approve any recommended changes.

Executive Incentive Bonus Plan

Plan Performance Metrics and Individual Goals. The Former TechTarget Compensation Committee designed the Former TechTarget 2024 Executive Incentive Bonus Plan (the "2024 Bonus Plan") in a manner that it believed would focus and motivate our management to achieve key company financial and strategic objectives and reward the Former TechTarget Executive Officers for achievement of these measures of operating performance. In December 2023, the Former TechTarget Board approved the 2024 Bonus Plan performance metrics. As in prior years, the Former TechTarget Compensation Committee concluded that "Revenue" (as defined by Generally Accepted Accounting Principles ("GAAP")), Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("Adjusted EBITDA"), and an operating metric based on the percentage of customer contracts with terms longer than 270 days ("Longer-Term Contracts") were the appropriate measurements of our performance with respect to the 2024 Bonus Plan. Each one of these metrics and their respective individual goals was based solely on the performance of Former TechTarget. Adjusted EBITDA is a non-GAAP financial measure defined as earnings before net interest, other income and expense such as asset impairment (including expenses related to the induced conversion of our 2025 convertible notes), income taxes, depreciation and amortization, as further adjusted to include the impact of the fair value adjustments to contingent consideration and acquired unearned revenue and to exclude stock-based compensation and other one-time charges, such as costs related to acquisitions or reduction in forces expenses, if any. The Former TechTarget Compensation Committee included the Longer-Term Contract metric, coupled with the Revenue and Adjusted EBITDA metrics, because it felt this metric would continue to align Former TechTarget's executive incentive compensation with Former TechTarget's goal of moving towards providing its customers its purchase-intent data and other services under Longer-Term Contracts. Payment of a bonus under the 2024 Bonus Plan was based on either the attainment of the Revenue and/or Adjusted EBITDA performance goals or attainment of the Longer-Term Contract performance goal. Payments under the 2024 Bonus Plan were made before March 15, 2025 based on the achievement of the performance goals measured at the end of 2024.

The Former TechTarget Compensation Committee designed the relevant Revenue, Adjusted EBIDTA, and Longer-Term Contract targets used in the 2024 Bonus Plan by taking into consideration the performance of Former TechTarget, the 2024 budget as well as projected revenue. The Former TechTarget Compensation Committee determined that the financial targets should, as in past years, be based on Former TechTarget's current year budget and also took into consideration Former TechTarget's actual performance against its 2024 budget. The Former TechTarget Compensation Committee determined that the Longer-Term Contract target should be based on projected revenue and anticipated product mix. Based on these factors, the Former TechTarget Compensation Committee established the 2024 targets against the prior year period. After the Former TechTarget Compensation Committee established the 2024 Bonus Plan performance goals, it assigned a target bonus amount to each executive officer based on a recommendation from Mr. Strakosch, Former TechTarget's Executive Chairman, and various factors noted above including consideration of Former TechTarget's annual budget and Former TechTarget's continued strategic and financial goal of transitioning from primarily quarterly marketing programs to delivering campaigns under Longer-Term Contracts. Mr. Cotoia's and Mr. Strakosch's target bonus amounts were determined by the Former TechTarget Compensation Committee based on the same factors noted above without input from Mr. Cotoia or Mr. Strakosch. The Former TechTarget Compensation Committee approved the following target bonus amounts for Mr. Cotoia, Mr. Noreck, Ms. Kitchens, Mr. Niemiec, Mr. Hawk, and Mr. Strakosch for 2024: $217,500, $105,000, $105,000, $105,000, $105,000 and $217,500, respectively. The threshold amounts varied depending on whether Former TechTarget met at least: (i) one of the Adjusted EBITDA or Revenue metrics and/or (ii) the Longer-Term Contracts metric. For more information on thresholds and maximums, see "2024 Plan Performance" below. The target bonus under the 2024 Bonus Plan for each named executed officer was not increased and remained the same as the target bonus that had been available for each such named executive officer in 2023. Additionally, in connection with entering into the Transaction Agreement, the Former TechTarget Board approved the payment of a transaction bonus to Mr. Noreck in an aggregate amount of $75,000, $37,500 of which became payable upon the execution of the Transaction Agreement and $37,500 of which will become payable upon the Closing and subject to Mr. Noreck's continued employment with Former TechTarget as of immediately prior to the Closing.

2024 Bonus Plan Operation. In order for the Former TechTarget Executive Officers to earn a bonus under the 2024 Bonus Plan, they must either: (1) have achieved the minimum threshold of 90% of the Adjusted EBITDA target (or $65.9M) and/or Revenue target (or $211.5M) or (ii) have achieved a minimum of a tenth of a percentage increase from the Longer-Term Contracts base determined by the Former TechTarget Compensation Committee (or 36%) towards the 2024 Longer-Term Contracts target (or 38%). The Longer-Term Contracts metric is measured against the total amount of quarterly revenue attributable to Longer-Term Contracts determined as of the end of the fourth quarter of the 2024 fiscal year. With respect to Adjusted EBITDA and Revenue, if the applicable 90% threshold was achieved, then certain of the Former TechTarget Executive Officers (each, a "2024 Bonus Plan Participant") would earn 50% of their targeted bonus amount with respect to the applicable metric. Furthermore, each of the 2024 Bonus Plan Participants could earn an additional 5% of their target bonus amount within the Adjusted EBITDA and/or Revenue metric for each additional 1% of the Adjusted EBITDA and/or Revenue (as applicable) bonus target achieved over 90%, until 100% of the Adjusted EBITDA and/or Revenue bonus target (as applicable) was achieved. Additionally, for each tenth of a percentage increase towards the Longer-Term Contracts target, each of the 2024 Bonus Plan Participants would earn at least 5% of their targeted bonus amount with respect to that metric until 100% of the Longer-Term Contracts bonus target was achieved. Actual performance compared to the target metric was measured at the end of the fiscal year. In the event that the Adjusted EBITDA metric and/or Longer-Term Contracts metric was greater than 100% of their respective targets, each executive could earn more than his or her respective target bonus. The target bonus pool would increase by up to 30% for amounts achieved up to $3.0M of the Adjusted EBITDA target (and by 33% for amounts in excess of $3.0M) and prorated for each tenth of a percentage increase above the target (50% for each 1% increase achieved in excess) of the Longer-Term Contracts target. The portion of the bonus in excess of each 2024 Bonus Plan Participant's target for both the Adjusted EBITDA and Longer-Term Contracts targets was payable in common stock of Former TechTarget or, if the Closing occurred prior to the payment date, common stock of Informa TechTarget. In the event that performance was less than 90% for both the Adjusted EBITDA and Revenue metrics and less than a tenth of a percentage increase was achieved towards the Longer-Term Contracts metric, then no bonus would be earned.

Compensation Clawback. In December, 2024 we adopted a written Compensation Recovery Policy ("Clawback Policy") addressing the recoupment of incentive-based compensation from current or former covered officers to ensure compliance with the requirements of Nasdaq Listing Rule 5608, which implements Rule 10D-1 under the Exchange Act. Under the Clawback Policy, the Company will recover any erroneously awarded incentive-based compensation from current or former executive officers subject to the Clawback Policy that was received within the applicable recovery period. The Compensation Committee has the discretion to make all decisions under this policy.

As previously disclosed, during 2024, the Company restated the Informa Tech Digital Businesses' (i) unaudited interim condensed combined financial statements as of and for the six months ended June 30, 2024, which were previously included in the Company's Registration Statement on Form S-4/A, originally filed with the SEC on September 4, 2024, and (ii) unaudited interim condensed combined financial statements as of and for the three months ended March 31, 2024 and for the three months ended March 31, 2024 and 2023, which were included in the Company's Registration Statement on Form S-4, originally filed with the SEC on June 27, 2024, and, in 2025, the Company restated the Informa Tech Digital Businesses' (a) audited combined financial statements as of December 31, 2023 and 2022 and for the three years ended December 31, 2023, which were included in the Company's final prospectus on Form 424(b)(3) filed on October 25, 2024 and filed as Exhibit 99.9 to the Company's Form 8-K/A filed on December 9, 2024, (b) unaudited condensed combined financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, which were filed as Exhibit 99.10 to the Company's Form 8-K/A filed on December 9, 2024, (c) unaudited condensed combined financial statements as of June 30, 2024 and for the six months ended June 30, 2024 and 2023, which were filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 6, 2024, and (d) unaudited condensed combined financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, which were filed as Exhibit 99.2 to the Company's Form 8-K filed on December 6, 2024.

In accordance with the Clawback Policy, the Compensation Committee evaluated whether there was any erroneously awarded compensation subject to recovery under the Clawback Policy. The Compensation Committee concluded that there was no erroneously awarded compensation requiring recovery under the Clawback Policy, because the restated amounts did not impact the achievement of any financial reporting measure used in determining incentive-based compensation of the covered executives for awards received by covered executive officers during the applicable lookback period.

2024 Plan Performance. In 2024, Former TechTarget's Adjusted EBITDA, Revenue, and Longer-Term Contracts results measured at the end of the fiscal year, were approximately: 83%, 98%, and 28% respectively, which resulted in our named executive officers receiving the following bonus amounts under the 2024 Bonus Plan:

Name and Position	Threshold($)(1)	Target($)(2)	Maximum($)(3)	Actual($)
Gary Nugent, Chief Executive Officer(4)	—	—	—	—
Rebecca Kitchens, President	17,500	105,000	—	31,500
Steve Niemiec, Chief Revenue Officer	17,500	105,000	—	31,500
Daniel T. Noreck, Chief Financial Officer and Treasurer	17,500	105,000	—	31,500
Don Hawk, Executive Director, Product Innovation	17,500	105,000	—	31,500
Michael Cotoia, Former Chief Executive Officer(5)	36,250	217,500	—	108,750
Greg Strakosch, Former Executive Chairman(5)	36,250	217,500	—	108,750
1.
Amount payable if 90% of the Adjusted EBITDA or Revenue bonus target was achieved and less than a tenth of a percentage increase towards the Longer-Term Contracts target was achieved. Alternatively, if performance was less than 90% for both the Adjusted EBITDA and Revenue metrics and only a tenth of a percentage increase towards the Longer-Term Contracts target was achieved, then the following threshold amounts would have been due to Mr. Cotoia, Mr. Noreck, Ms. Kitchens, Mr. Niemiec, and Mr. Strakosch for 2024: $3,625, $1,750, $1,750, $1,750, and $3,625, respectively.
2.
Amount payable if 100% of all three performance targets were achieved.
3.
In the event that the Adjusted EBITDA or Longer-Term Contracts metrics were greater than 100% of the targets, then the executive could earn more than their respective target bonus, and the portion of the bonus in excess of each executive's target would be payable in common stock of the Company. The 2024 Bonus Plan did not cap such excess amounts.
4.
Because Mr. Nugent was not previously employed by Former TechTarget, he was not eligible, and therefore was not awarded, a bonus payment under the 2024 Bonus Plan.
5.
On January 10, 2024, the Company entered into separation agreements with each of Mr. Cotoia (the "Cotoia Separation Agreement") and Mr. Strakosch (the "Strakosch Separation Agreement" and together with the Cotoia Separation Agreement, the "Separation Agreements") that became effective upon the Closing. Pursuant to the terms of the respective Separation Agreement each of Mr. Cotoia and Mr. Strakosch was entitled to a prorated amount of his annual bonus (such prorated bonus to be no less than $108,750 per executive).

Equity Incentive Compensation and Other Benefits

Prior to the Closing, Former TechTarget granted restricted stock units (“RSUs”) to attract, motivate, and retain its employees. Former TechTarget believed that RSUs and other equity awards were an important component of an executive's overall compensation package, which could be effective in rewarding the long-term performance of Former TechTarget's executives. Former TechTarget believed that this compensation philosophy, in turn, could contribute to long-term value for the stockholders of Former TechTarget. All of the Former TechTarget Executive Officers and a majority of the Former TechTarget key employees received RSU grants under Former TechTarget's 2007 Stock Option and Incentive Plan (the "2007 Plan") and/or Former TechTarget's 2017 Stock Option and Incentive Plan, as amended (the "2017 Plan"). Former TechTarget believed that the vesting feature of its equity grants increased executive retention by providing an incentive to remain with Former TechTarget during the vesting period, which is typically multi-year. Historically, Former TechTarget typically made an initial equity award to each new Former TechTarget Executive Officer in connection with the start of his or her employment. Other than with respect to its new hire awards, Former TechTarget typically granted RSU awards once per year to a select group of employees, typically in July/August and/or December. All grants of equity awards were approved by the Former TechTarget Compensation Committee either as part of the annual grant process or at other times during the year. RSUs granted by Former TechTarget typically vested in equal tranches once per year on the anniversary of the grant date over a three-year period. Additionally, in accordance with the terms of the applicable award agreements, Former TechTarget could defer the delivery of shares underlying an RSU award, generally until the opening of the trading window immediately following the vesting date. In determining equity awards, the Former TechTarget Compensation Committee considered its business and financial performance, the Former TechTarget Executive Officer's performance and future potential, the award value relative to other executives' awards, and the value of previous awards and amount of outstanding unvested equity awards. The Former TechTarget Compensation Committee also considered the recommendations of its Chief Executive Officer and Executive Chairman with respect to awards to the Former TechTarget Executive Officers and employees other than the Chief Executive Officer and Executive Chairman, and, from time to time, the external data described in the "Benchmarking of Compensation and Equity" section below. Following the Closing, the Compensation Committee will evaluate the use of equity awards for purposes of attracting, motivating, and retaining its key employees, including the use of long-term equity incentives consisting of both time-based and/or performance-based awards, regarding any grants made under our 2024 Incentive Plan. The Compensation Committee may also consider granting long-term incentive awards to our named executive officers and other employees pursuant to the 2024 Incentive Plan at time of hire, annually, and/or occasionally outside of any regular grant cycle.

Equity Grants. In August 2024, the Former TechTarget Compensation Committee granted Ms. Kitchens 90,000 RSUs, Mr. Niemiec 90,000 RSUs, and Mr. Noreck 36,000 RSUs. These grants vest with respect to one-third of the shares subject to such award per year over three years. The grants were made in recognition of their performance and contributions to Former TechTarget as well as their expected future contributions following the Transactions to Informa TechTarget. Each of the named executive officers as well as other senior leaders may be eligible for certain long-term equity awards granted by Informa from time to time, including grants under the Informa Long-Term Incentive Plan, the Informa Management Equity Plan, or other similar plan.

Treatment of Former TechTarget’s RSU Grants in the Transactions. In connection with the Merger and consistent with the terms of the underlying grant agreements and the Transaction Agreement, 100% of the then outstanding unvested RSUs granted by Former TechTarget to the Former TechTarget Executive Officers prior to January 10, 2024 vested in full immediately prior to the Effective Time and converted into the right to receive the applicable portion of Merger Consideration in respect of the shares of Former TechTarget common stock underlying such RSUs. Each RSU granted by Former TechTarget to the Former TechTarget Executive Officers after January 10, 2024, including those grants made in August 2024, that was outstanding and unvested as of the Effective Time was assumed by Informa TechTarget and converted into an award of RSUs with respect to shares of Informa TechTarget common stock in the manner set forth in the Transaction Agreement. Each converted RSU is subject to the same terms and conditions (including vesting, accelerated vesting and settlement schedule) as applied to the corresponding unvested RSU immediately prior to the Effective Time.

Employee Benefit Plans. Prior to the Closing, U.S. employees of Former TechTarget, including the Former TechTarget Executive Officers, were entitled to certain employee benefits, including: medical, dental, and vision care plans; supplemental vision care plan; flexible spending and health savings accounts for healthcare and dependent care; pre-tax transportation account; life, accidental death and dismemberment, and disability insurance; and a 401(k) plan with pre-tax and Roth options. Under Former TechTarget's 401(k) plan, Former TechTarget could provide a discretionary matching contribution to all employees after they meet all eligibility requirements. During 2024, Former TechTarget matched fifty cents of each dollar of compensation contributed by the participant up to a maximum of $3,000 per year. The employer contributions vested over a four-year period commencing on the employee's hire date. Following the Closing and through 2025, medical, dental and vision insurance, 401(k) plan contributions, life and disability insurance and other broadly available benefit plans are expected to remain the same.

Financial Planning, Tax Preparation, and Estate Planning. Prior to the Closing, Former TechTarget made arrangements with a financial counseling firm to provide the Former TechTarget Executive Officers with certain financial, estate and tax planning, and tax preparation services. If a Former TechTarget Executive Officer elected to participate in this program, Former TechTarget paid the annual retainer and any fees incurred for the financial counseling firm's services to the Former TechTarget Executive Officers during the year. Following the Closing and through 2025, the Company will continue to provide these benefits to the Company's executive officers.

Advisory Vote on Executive Compensation. Former TechTarget provided Former TechTarget stockholders with the opportunity to cast an annual advisory vote on executive compensation and took into consideration the results of the voting. In 2024, the Former TechTarget Compensation Committee noted the affirmative vote on Former TechTarget's executive compensation program as it determined executive officer compensation for 2024. Following the Closing, the Compensation Committee will consider the outcome of future say-on-pay votes and stockholder feedback in its design and implementation of our executive compensation program.

Employment Agreements. Prior to the Closing, each of Mr. Cotoia, Mr. Noreck, Ms. Kitchens, Mr. Niemiec, Mr. Hawk and Mr. Strakosch were party to an employment agreement with Former TechTarget (each, a "Former TechTarget Employment Agreement") which provided for certain benefits while employed at Former TechTarget, including base salary, bonus, and treatment of equity in the event of a termination of employment under certain circumstances or a change of control. Former TechTarget believed that retention of the Former TechTarget Executive Officers was critical to the operation of Former TechTarget and therefore made the decision to provide these benefits in the Former TechTarget Employment Agreements. In consideration of these benefits, the Former TechTarget Executive Officer in each instance agreed not to (i) compete with Former TechTarget, (ii) employ or solicit any employee of Former TechTarget, or (iii) solicit or encourage a customer or supplier of Former TechTarget to terminate or modify adversely its relationship with Former TechTarget. The non-compete and non-solicit obligations in the Former TechTarget Employment Agreements extended for one year post-termination for Mr. Cotoia, Mr. Noreck, Ms. Kitchens, Mr. Niemiec, Mr. Hawk and Mr. Strakosch. In connection with the Transactions, we entered into new employment agreements with each of Mr. Noreck, Ms. Kitchens, Mr. Niemiec, and Mr. Hawk each of which became effective as of the Closing (the "Informa TechTarget Employment Agreements"). As described above, the Informa TechTarget Employment Agreements provide for certain benefits while employed at TechTarget, including base salary, an annual target bonus, participation in employee benefit plans and the right to receive equity awards as determined by our Board. The Informa TechTarget Employment Agreements for Mr. Noreck, Mr. Niemiec, and Ms. Kitchens have a renewable one-year term and also provide for severance benefits upon the expiration of the term or upon a termination of employment. The TechTarget Employment Agreement for Mr. Hawk, who also become a director of the Company effective as of the Closing, provides for a six-month employment term and also provides for certain severance benefits upon the expiration of the term or upon earlier termination of employment. Additionally, the Informa TechTarget Employment Agreements describe the treatment of equity in the event of a termination of employment under certain circumstances or a change in control. The Informa TechTarget Employment Agreements are described in more detail under the heading "Employment Agreements and Potential Payments Upon Termination or Change in Control" below. Additionally, in connection with the Transactions, Former TechTarget entered into the Cotoia Separation Agreement with Mr. Cotoia and the Strakosch Separation Agreement with Mr. Strakosch, each of which became effective upon the Closing and provided for the termination of employment of both of Mr. Cotoia and Mr. Strakosch. As a result, the Cotoia Separation Agreement and Strakosch Separation Agreement each provide for severance and benefits upon the termination of employment of Mr. Cotoia and Mr. Strakosch, respectively, as more fully described below. The Compensation Committee is evaluating the compensation arrangements, including cash and equity compensation levels, for each of Mr. Noreck, Mr. Niemiec, Ms. Kitchens, and Mr. Hawk for possible increases in compensation consistent with the terms of the respective Informa TechTarget Employment Agreements.

Upon the Closing, Informa TechTarget entered into a secondment agreement with Informa Support Services, Inc. ("ISSI") (the "Secondment Agreement"), which governs the provision of Mr. Nugent's services as our Chief Executive Officer following the Closing until such time as the Secondment Agreement is terminated (the "Secondment Period"). During the Secondment Period, Mr. Nugent is and will continue to be an employee of ISSI, and ISSI will pay Mr. Nugent's salary and bonus and provide or make available the insurance, pension, and other benefits to which he is entitled under his employment agreement with ISSI. However, Informa TechTarget is solely responsible for determining Mr. Nugent's compensation (other than equity compensation with respect to Informa) during the Secondment Period, including with respect to the amount of any annual bonus amount payable to him, and may grant Mr. Nugent Informa TechTarget equity awards in accordance with its normal reward cycle.

Tax Considerations. Section 162(m) of the Internal Revenue Code of 1986, as amended, (the "Internal Revenue Code") generally disallows a tax deduction to public companies for compensation in excess of $1M paid in any one year to each of certain of the Company's current and former executive officers. For taxable years beginning after December 31, 2017, all compensation in excess of $1M paid in any one year to each of the specified officers that is not covered by applicable rules will not be deductible by us. While our Compensation Committee takes the deductibility limitations of Section 162(m) into account in its compensation decisions, it may authorize compensation payments that are subject to the deduction limitation when it believes that such payments are appropriate to attract and retain executive talent.

Benchmarking of Compensation and Equity. Prior to the Closing, the Former TechTarget Compensation Committee believed that using peer company compensation information in its executive compensation determinations would sometimes be appropriate and could be a meaningful factor in determining cash and equity compensation. The Former TechTarget Compensation Committee also believed that reviewing such external data would not always be relevant and therefore also relied on other factors, including Former TechTarget performance and the Former TechTarget Compensation Committee's own substantial business and industry experience, in setting executive compensation. From time to time, the Former TechTarget Compensation Committee reviewed peer company information. In 2024, the Former TechTarget's peer group included the following public companies: Dun & Bradstreet Holdings, Inc., Gartner, Inc., HubSpot, Inc., Ziff Davis, Inc., TripAdvisor, Inc., ZoomInfo Technologies, Inc., ON24, Inc., and Comscore, Inc. Former TechTarget's management provided the Former TechTarget Compensation Committee with compensation data about these peers compiled from publicly available information. With regard to Former TechTarget's CEO and CFO, given that Former TechTarget believed the roles and responsibilities for these positions are generally consistent from company to company, from time to time, Former TechTarget reviewed the compensation of these positions as detailed in public company filings and certain private company data for companies with similar financial and operational characteristics, including market capitalization (where applicable), revenue, profitability, headcount, industry, and geography. Additionally, for the other Former TechTarget executive officers, whose positions are more distinct and may not be as readily benchmarked by title, when Former TechTarget benchmarked their compensation, Former TechTarget attempted to find analogous positions in other public and private companies in the industry with similar financial and operational characteristics by function and responsibilities. The Former TechTarget Compensation Committee took this information into consideration when evaluating compensation for the Former TechTarget Executive Officers in 2024 prior to the Closing. The Former TechTarget Compensation Committee also considered factors that contributed to the executive's value to Former TechTarget, such as length of service and specific skills that make an executive officer uniquely key to Former TechTarget's success. Based on the Former TechTarget Compensation Committee's review of the compensation data available regarding the executives in its peer group, the Former TechTarget Compensation Committee determined that the (i) base salary for each Former TechTarget Executive Officer for 2024 prior to the Closing and completion of the Transactions and (ii) target bonuses under the 2024 Bonus Plan for each Former TechTarget Executive Officer would remain unchanged from the base salary and target bonuses for 2023. Neither the Former TechTarget Compensation Committee nor Former TechTarget retained a compensation consultant for purposes of advising on executive compensation. Following the Closing, the Compensation Committee will undertake a review of its peer group to ensure alignment with Informa TechTarget's strategic objectives and market landscape. This reassessment is expected to consider relevant market factors, competitive positioning, and best practices to maintain an accurate and meaningful peer group framework.

Summary Compensation Table

The following table sets forth the compensation paid or earned for 2024, 2023, and 2022 for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Incentive Compensation ($)(3)	All Other Compensation ($)(4)	Total($)
Gary Nugent(5)	2024	543,385	275,017	—	—	52,891	871,293
Chief Executive Officer	—	—	—	—	—	—	—
	—	—	—	—	—	—	—
Daniel T. Noreck	2024	300,000	75,000	978,840	31,500	689,310	2,074,650
Chief Financial Officer and	2023	300,000	—	503,910	—	15,000	818,910
Treasurer	2022	225,000	—	1,977,575	65,000	15,000	2,282,575
Rebecca Kitchens	2024	400,000	—	2,447,100	31,500	2,379,140	5,257,740
President - Informa	2023	400,000	—	3,926,780	—	3,000	4,329,780
TechTarget	—	—	—	—	—	—	—
Steve Niemiec	2024	400,000	—	2,481,190	31,500	2,423,250	5,335,940
Chief Revenue Officer	2023	400,000	—	3,880,800	—	15,000	4,295,800
	2022	—	—	—	—	—	—
Don Hawk	2024	480,000	—	—	31,500	741,530	1,253,030
Executive Director,	2023	480,000	—	366,480	—	3,000	849,480
Product Innovation	2022	480,000	—	2,964,175	91,000	3,000	3,538,175
Michael Cotoia	2024	618,313	—	—	108,750	2,582,800	3,309,863
Former TechTarget	2023	600,000	—	1,374,300	—	15,000	1,989,300
Chief Executive Officer	2022	600,000	—	9,841,938	188,500	15,000	10,645,438
Greg Strakosch	2024	617,896	—	—	108,750	816,750	1,543,396
Former TechTarget	2023	600,000	—	458,100	—	15,000	1,073,100
Executive Chairman	2022	600,000	—	2,996,988	188,500	15,000	3,800,488
1.
The amount in this column reflects (i) the cash transaction bonus awarded to Mr. Noreck in an aggregate amount of $75,000, $37,500 of which became payable upon the execution of the Transaction Agreement and $37,500 of which became payable at the Closing and (ii) a cash bonus paid to Mr. Nugent in his capacity as an executive of Informa Tech, LLC totaling $275,017.
2.
The amounts in this column reflect the aggregate grant date fair value of RSU and common stock awards computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("ASC 718") granted to each named executive officer during the applicable year. See Note 10 to the audited consolidated financial statements in this Annual Report on Form 10-K with respect to the assumptions underlying the valuation of equity awards. For 2024, the amount in this column for Mr. Noreck, Ms. Kitchens, and Mr. Niemiec reflects the aggregate grant date fair value of RSUs awarded in August 2024.
3.
The amounts reported in this column reflect the cash portion of the bonus payments to our named executive officers under the Former TechTarget Executive Incentive Bonus Plans for 2024, 2023, and 2022. For more information, see "Compensation Discussion and Analysis - Executive Incentive Bonus Plan" and “Compensation Discussion and Analysis – Executive Incentive Compensation and Other Benefits” above.
4.
Excluding Mr. Nugent, these amounts represent matching 401(k) contributions, the value of acceleration of RSUs previously granted by Former TechTarget in connection with the Transactions, and costs to the Company for services incurred to provide financial counseling services including finances, estate and tax planning, and tax preparation services ("Financial Services"). Matching 401(k) contributions were $3,000 per named executive officer in 2024. For Mr. Nugent, the amount represents employer pension and 401(k) contributions for $52,891. Amounts reflecting the value of the acceleration of RSUs previously granted by Former TechTarget in connection with the Transactions for Mr. Noreck, Ms. Kitchens, Mr. Niemiec, Mr. Hawk, Mr. Cotoia, and Mr. Strakosch were, $674,310, $2,376,140, $2,408,250, $738,530, $2,568,800, and $802,750, respectively. Mr. Hawk's and Ms. Kitchens's Financial Services for 2024 totaled $0 and Financial Services for 2024 for Messrs. Cotoia, Noreck, Niemiec, and Strakosch were $11,000, $12,000, $12,000, and $11,000, respectively.
5.
Mr. Nugent's compensation for 2024 includes compensation paid as an executive of Informa Tech, LLC. Mr. Nugent's compensation included base salary ($543,385), cash bonus ($275,017), employer pension and 401(k) contributions ($52,891), and the vesting and exercise of Informa PLC restricted stock granted to Mr. Nugent by Informa PLC on January 12, 2021 ($864,995) that is not reflected in the table above. The amounts reflected in the salary, base, and all other compensation column for Mr. Nugent is denominated and paid in GBP from January through October (and in USD from November through December); the amounts reported above, as applicable, reflect the average exchange rate of .78749 USD per GBP for the year ended December 31, 2024.

Grants of Plan-Based Awards For 2024

The following table sets forth grants of plan-based awards made during 2024 to our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)	Grant Date Fair Value of Stock and Stock Option Awards($)(2)
Gary Nugent	—	—	—
Daniel T. Noreck	8/13/2024	36,000	978,840
Rebecca Kitchens	8/13/2024	90,000	2,447,100
Steve Niemiec	8/13/2024	90,000	2,447,100
	1/16/2024	1,000	34,090
Don Hawk	—	—	—
Michael Cotoia	—	—	—
Greg Strakosch	—	—	—
1.
Represents an RSU or common stock award granted to the named executive officer in accordance with our executive compensation program.
2.
Amounts in this column represent the grant date fair value of each award computed in accordance with ASC 718. For a discussion of the assumptions underlying this valuation, see Note 10 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Non-Equity Incentive Plans

We describe the material terms of our Executive Incentive Bonus Plan in the Compensation Discussion and Analysis section above.

Equity Compensation Plans

2017 Stock Option and Incentive Plan. On March 10, 2017, upon recommendation by the Former TechTarget Compensation Committee, the Former TechTarget Board adopted the 2017 Stock Option and Incentive Plan and it was approved by Former TechTarget's stockholders and became effective on June 16, 2017. On June 8, 2021, Former TechTarget's stockholders approved an amendment to the 2017 Stock Option and Incentive Plan increasing the number shares of common stock authorized for issuance thereunder from 3,000,000 to 6,800,000. The 2017 Stock Option and Incentive Plan, as amended (the "2017 Plan"), permitted Former TechTarget to make grants of incentive stock options, nonstatutory stock options, director options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based or cash-based awards, and performance awards to employees, officers, directors, consultants, and advisors. The 2017 Plan was administered by the Former TechTarget Compensation Committee. At Closing, the Company assumed the 2017 Plan solely for purposes of governing and administering any unvested Former TechTarget employee RSUs that were converted into an award of RSUs with respect to shares of Informa TechTarget's common stock. No further equity grants may be made under the 2017 Plan.

2022 Employee Stock Purchase Plan. On April 8, 2022, the Former TechTarget Board adopted the 2022 Employee Stock Purchase Plan (the "2022 ESPP") upon recommendation of the Former TechTarget Compensation Committee and it was approved by the Former TechTarget stockholders and became effective on June 7, 2022. The 2022 ESPP permitted eligible employees to purchase shares of Former TechTarget common stock at a discount during consecutive six-month plan periods. The Former TechTarget Board, the Former TechTarget Compensation Committee, or its delegate determined the purchase price of the shares in a given plan period, including whether such purchase price will be determined based on the lesser of the closing price of Former TechTarget's common stock on the first business day of the plan period and the last business day of the plan period, or will be based solely on the closing price of Former TechTarget's common stock on the last day of the plan period; provided, however, that such purchase price shall be at least 85% of the applicable closing price in the case of a Section 423 offering under the Internal Revenue Code. Employee contributions were made through payroll deductions or other contributions, subject to a minimum permitted percentage of 1% and a maximum permitted percentage of 15%. The 2022 ESPP was terminated upon Closing.

2024 Incentive Plan. On November 26, 2024, Former TechTarget held a special meeting of stockholders (the "Special Meeting"), during which the stockholders of Former TechTarget voted to approve the Informa TechTarget 2024 Incentive Plan (the "2024 Incentive Plan"). The Former TechTarget Board previously approved the adoption of the 2024 Incentive Plan by our Board, subject to Former TechTarget stockholder approval and the Closing. The 2024 Incentive Plan provides for the award of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash awards by Informa TechTarget. Employees, directors, officers, advisors or consultants of Informa TechTarget, its present or future parent or subsidiary corporations as defined in Sections 424(e) or (f) of the Code or any other business venture (including, without limitation, joint venture or limited liability company) in which Informa TechTarget has a controlling interest, as determined by our Board (each such entity, a "Covered Entity") are eligible to participate in the 2024 Incentive Plan, as are prospective employees, directors, officers, consultants or advisors of any Covered Entity who have agreed to serve a Covered Entity in those capacities. 6,366,171 shares of Informa TechTarget common stock are issuable under the 2024 Incentive Plan.

2024 Employee Stock Purchase Plan. At the Special Meeting, our stockholders voted to approve the Informa TechTarget 2024 Employee Stock Purchase Plan (the "2024 ESPP"). The Former TechTarget Board previously approved the adoption of the 2024 ESPP by our Board, subject to Former TechTarget stockholder approval and the Closing. A total of 1,400,000 shares of Informa TechTarget common stock are available for grants under the 2024 ESPP, subject to adjustment under certain circumstances described in the 2024 ESPP. The 2024 ESPP permits eligible employees of Informa TechTarget and employees of a Covered Entity to purchase shares of Informa TechTarget common stock at a discount during consecutive six-month plan purchase periods. Under the terms of the 2024 ESPP, the purchase right price is determined by the administrator for the 2024 ESPP, which will be our Board or a committee appointed by our Board (the "ESPP Administrator") for each plan purchase period, and the purchase right price will be at least 85% of the applicable closing price of Informa TechTarget common stock (determined as provided under the 2024 ESPP). If the ESPP Administrator does not make a determination of the purchase right price, the purchase right price will be 85% of the lesser of the closing price of Informa TechTarget common stock (determined as provided under the 2024 ESPP) on either (a) the first business day of the plan purchase period or (b) the exercise date. Employee contributions are made through payroll deductions or other contributions, subject to a minimum permitted percentage of 1% and a maximum permitted percentage of 15% of the compensation such employee receives during the plan purchase period.

Outstanding Equity Awards at Fiscal Year End for 2024

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2024.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested(#)		Market Value of Shares or Units of Stock that Have Not Vested($)(1)
Gary Nugent	—	—		—
Daniel T. Noreck	8/13/2024	56,624	(2)	1,122,288
Rebecca Kitchens	8/13/2024	141,561	(3)	2,805,739
Steve Niemiec	8/13/2024	141,561	(4)	2,805,739
Don Hawk	—	—		—
Mike Cotoia	—			—
Greg Strakosch	—	—		—
1.
The amounts shown in this column are for RSUs. The value of the RSUs is based on $19.82, which was the closing price of the Company's stock on December 31, 2024, the last trading day of the Company's most recently completed fiscal year.
2.
Mr. Noreck's RSUs vest as follows: 18,875, 18,875 and 18,874 on August 13, 2025, 2026 and 2027, respectively.
3.
Ms. Kitchens's RSUs vest as follows: 47,187 on each of August 13, 2025, 2026 and 2027.
4.
Mr. Niemiec's RSUs vest as follows: 47,187 on each of August 13, 2025, 2026 and 2027.

Option Exercises and Stock Vested for 2024

The following table sets forth the aggregate number of RSU awards that vested for our named executive officers in 2024, including RSUs granted under the 2017 Plan. There were no option exercises during 2024 for our named executive officers and none of our named executive officers have outstanding options that are vested and exercisable but have not been exercised.

	Stock Awards
Name	Number of Shares Acquired On Vesting(#)		Value Realized On Vesting($)(1)
Gary Nugent	—		—
Daniel T. Noreck	42,500	(2)	1,330,720
Rebecca Kitchens	128,000	(3)	4,171,560
Steve Niemiec	133,000	(4)	4,333,960
Don Hawk	52,000	(5)	1,616,538
Mike Cotoia	175,000	(6)	5,522,100
Greg Strakosch	75,000	(7)	2,377,250
1.
Values shown represent the number of shares multiplied by the closing price of the Company's common stock on the applicable vesting date.
2.
Pursuant to the terms of the applicable RSU award agreements with Mr. Noreck, where applicable, the shares underlying certain RSUs granted prior to January 10, 2024 by Former TechTarget vested and delivered as follows: 10,000 shares that vested July 29, 2024 were deferred under the applicable agreement and delivered on August 21, 2024, 6,000 shares that vested July 30, 2024 were deferred under the applicable agreement and delivered on August 27, 2024, and 5,500 shares that vested on August 11, 2024 were deferred under the applicable agreement and delivered on August 29, 2024. Additionally, in connection with the Merger and consistent with the terms of the underlying grant agreements and the Transaction Agreement, 21,000 RSUs granted by Former TechTarget to Mr. Noreck prior to January 10, 2024 vested in full immediately prior to the Effective Time and converted into the right to receive the applicable portion of Merger Consideration in respect of the shares of Former TechTarget common stock underlying such RSUs.
3.
Pursuant to the terms of the applicable RSU award agreements with Ms. Kitchens, where applicable, the shares underlying certain RSUs granted prior to January 10, 2024 by Former TechTarget vested and delivered as follows: 30,000 shares vested on January 2, 2024 were deferred under the applicable agreement and delivered on February 13, 2024, 14,000 shares vested on July 29, 2024 were deferred under the applicable agreement and delivered on August 28, 2024, and 10,000 shares vested on July 30, 2024 were deferred under the applicable agreement and delivered on August 27, 2024. Additionally, in connection with the Merger and consistent with the terms of the underlying grant agreements and the Transaction Agreement, 74,000 RSUs granted by Former TechTarget to Ms. Kitchens prior to January 10, 2024 vested in full immediately prior to the Effective Time and converted into the right to receive the applicable portion of Merger Consideration in respect of the shares of Former TechTarget common stock underlying such RSUs.
4.
Pursuant to the terms of the applicable RSU award agreement with Mr. Niemiec, where applicable, the shares underlying certain RSUs granted prior to January 10, 2024 by Former TechTarget vested and delivered as follows: 30,000 shares that vested on January 2, 2024 were deferred under the applicable agreement and delivered on February 13, 2024, 15,000 shares that vested on July 29, 2024 were deferred under the applicable agreement and delivered on August 28, 2024, 12,000 shares that vested on July 30, 2024 were deferred under the applicable agreement and delivered on August 27, 2024, and 1,000 shares vested and were delivered as a 20 Year Anniversary Award on January 16, 2024. Additionally, in connection with the Merger and consistent with the terms of the underlying grant agreements and the Transaction Agreement, 75,000 RSUs granted by Former TechTarget to Mr. Niemiec prior to January 10, 2024 vested in full immediately prior to the Effective Time and converted into the right to receive the applicable portion of Merger Consideration in respect of the shares of Former TechTarget common stock underlying such RSUs.
5.
Pursuant to the terms of the applicable RSU award agreement with Mr. Hawk, where applicable, the shares underlying certain RSUs granted prior to January 10, 2024 by Former TechTarget vested and delivered as follows: 15,000 shares that vested on July 29, 2024 were deferred under the applicable agreement and delivered on August 28, 2024, 10,000 shares that vested on July 30, 2024 were deferred under the applicable agreement and delivered on August 27, 2024, and 4,000 shares that vested on August 11, 2024 were deferred under the applicable agreement and delivered on August 22, 2024. Additionally, in connection with the Merger and consistent with the terms of the underlying grant agreements and the Transaction Agreement, 23,000 RSUs granted by Former TechTarget to Mr. Hawk prior to January 10, 2024 vested in full immediately prior to the Effective Time and converted into the right to receive the applicable portion of Merger Consideration in respect of the shares of Former TechTarget common stock underlying such RSUs.
6.
Pursuant to the terms of the applicable RSU award agreement with Mr. Cotoia, where applicable, the shares underlying certain RSUs granted prior to January 10, 2024 by Former TechTarget vested and delivered as follows: 50,000 shares that vested on July 29, 2024 were deferred under the applicable agreement and delivered on September 5, 2024, 30,000 shares that vested on July 30, 2024 were deferred under the applicable agreement and delivered on September 4, 2024 and 15,000 shares that vested on August 11, 2024 were deferred under the applicable agreement and delivered on August 29, 2024. Additionally, in connection with the Merger and consistent with the terms of the underlying grant agreements and the Transaction Agreement, 80,000 RSUs granted by Former TechTarget to Mr. Cotoia prior to January 10, 2024 vested in full immediately prior to the Effective Time and converted into the right to receive the applicable portion of Merger Consideration in respect of the shares of Former TechTarget common stock underlying such RSUs.
7.
Pursuant to the terms of the applicable RSU award agreement with Mr. Strakosch, where applicable, the shares underlying certain RSUs granted prior to January 10, 2024 by Former TechTarget vested and delivered as follows: 15,000 shares that vested on July 29, 2024 were deferred under the applicable agreement and delivered on August 21, 2024, 30,000 shares that vested on July 30, 2024 were deferred under the applicable agreement and delivered on August 27, 2024 and 5,000 shares that vested on August 11, 2024 were deferred under the applicable agreement and delivered on August 29, 2024. Additionally, in connection with the Merger and consistent with the terms of the underlying grant agreements and the Transaction Agreement, 25,000 RSUs granted by Former TechTarget to Mr. Strakosch prior to January 10, 2024 vested in full immediately prior to the Effective Time and converted into the right to receive the applicable portion of Merger Consideration in respect of the shares of Former TechTarget common stock underlying such RSUs.

Nonqualified Deferred Compensation for 2024

The following table sets forth the aggregate value of shares underlying RSUs the receipt of which were deferred in accordance with the terms of the applicable RSU award agreements during 2024. For more information, see "Compensation Discussion and Analysis – Executive Incentive Compensation and Other Benefits" above.

Name	Executive Contribution in Last Fiscal Year($)(1)	Aggregate Earnings in Last FY($)(2)	Aggregate Withdrawals/Distributions($)(3)	Aggregate Balance at Last FYE($)
Gary Nugent	—	—	—	—
Daniel T. Noreck	192,960	—	163,260	—
	318,800	—	264,200	—
	144,650	5,995	150,645	—
Rebecca Kitchens	321,600	—	272,100	—
	446,320	—	376,880	—
	1,027,500	—	975,600	—
Steve Niemiec	385,920	—	326,520	—
	478,200	—	403,800	—
	1,027,500	—	975,600	—
Don Hawk	321,600	—	272,100	—
	478,200	—	403,800	—
	105,200	—	102,800	—
Mike Cotoia	964,800	—	780,600	—
	1,594,000	—	1,269,500	—
	394,500	16,350	410,850	—
Greg Strakosch	964,800	—	816,300	—
	478,200	—	396,300	—
	131,500	5,450	136,950	—
1.
Represents the amount that would have been earned if the underlying RSUs had been delivered on the vesting date.
2.
Represents appreciation in the value, if any, of the shares from date of deferral to date of delivery.
3.
Represents fair market value of the shares on the date of delivery.

Employment Agreements and Potential Payments Upon Termination or Change of Control

The Informa TechTarget Employment Agreements require us to make certain payments and/or provide certain benefits to Mr. Noreck, Mr. Niemiec, Ms. Kitchens, and Mr. Hawk in the event of a termination of employment under certain circumstances or a change of control of the Company. The following sections summarize the material terms of the Informa TechTarget Employment Agreements and the payments that would be made to each of Mr. Noreck, Mr. Niemiec, Ms. Kitchens, and Mr. Hawk assuming one of the events described below occurs. Additionally, in connection with the Transactions, Former TechTarget entered into the Cotoia Separation Agreement and Strakosch Separation Agreement, each of which became effective upon the Closing and provided for the termination of employment of both of Mr. Cotoia and Mr. Strakosch. As a result, the Cotoia Separation Agreement and Strakosch Separation Agreement each provides for severance and benefits upon the termination of employment of Mr. Cotoia and Mr. Strakosch, respectively, as more fully described below. As described under the " Compensation Discussion and Analysis – Equity Incentive Compensation and Other Benefits – Employment Agreements" section above, the provision of Mr. Nugent's services as our Chief Executive Officer is governed by the Secondment Agreement. Mr. Nugent is not entitled to any severance or change in control compensation; provided, however, Informa TechTarget is required to reimburse Informa for certain expenses, including separation benefits, under the Secondment Agreement to the extent Mr. Nugent's employment with ISSI is terminating during the Secondment Period, if: (i) Informa's termination of Mr. Nugent's employment with ISSI during the term of the Secondment Agreement is without "cause" and the Informa TechTarget Board has provided its prior approval to such termination, or (ii) Mr. Nugent terminates his employment with ISSI for "good reason" and the termination for "good reason" is due to an act, omission, or decision by Informa TechTarget. For purposes of the Secondment Agreement and the associated Employment Letter Agreement with Mr. Nugent, "cause" means: (a) commission of an act of gross negligence, willful misconduct, fraud, embezzlement, material dishonesty or theft;

(b) arrest and/or conviction for a felony or any crime involving moral turpitude, fraud, dishonesty, or any other crime that impacts job duties and/or adversely affects ISSI's or its affiliates reputations, operations, or financial performance; (c) material breach of any agreement with ISSI; (d) failure to follow or implement the reasonable instructions or policies of ISSI or its affiliates; (e) material breach of duties and obligations; (f) refusal to follow the lawful directives of ISSI or its affiliates; (g) use of illegal drugs or any illegal substances; (h) violation of ISSI or its affiliates anti-harassment policy; (i) issuance of a consent decree, cease and desist, or similar order against Mr. Nugent; (j) any other act or omission that materially impairs ISSI's financial condition or reputation or that of any of its affiliates. For purposes of the Secondment Agreement and associated employment agreement with Mr. Nugent, "good reason" means: (I) a more than 25% reduction in base salary other than a reduction that is imposed proportionally on other similarly situated employees of ISSI; (II) any action or inaction that constitutes a material breach by ISSI of any material provision of the employment agreement. Informa TechTarget is not required to reimburse Informa in relation to any equity grants in Informa stock (including any taxes, fees, or levies paid or accrued in connection therewith).

Material Terms of Executive Employment Agreements — Termination of Employment. The Informa TechTarget Employment Agreements entitle each of Mr. Noreck, Mr. Niemiec, Ms. Kitchens, and Mr. Hawk to severance benefits if the Company terminates such executive officer's employment in the following situations: (i) without "cause"; (ii) if the executive officer terminates his employment for "good reason"; (iii) death; or (iv) disability. For purposes of the Informa TechTarget Employment Agreements, "cause" means: (a) any act of fraud or gross misconduct; (b) commission of a felony or a misdemeanor involving moral turpitude, deceit, dishonesty, or fraud; or (c) gross negligence or willful misconduct. Under the Informa TechTarget Employment Agreements, "good reason" means: (I) a material reduction of the executive's annual base salary and/or annual target bonus other than a reduction that is similar to the reduction made to the salary and/or target bonus of all other senior executives; (II) a change in the executive's responsibilities and/or duties which constitutes a demotion; (III) relocation of the offices at which the executive is principally employed to a location more than 50 miles from such offices which relocation is not approved by the executive; (IV) our failure to pay amounts due under the Informa TechTarget Employment Agreements; or (V) the failure of any successor in interest to the business of the Company to assume our obligations under the Informa TechTarget Employment Agreements. In the event of a termination of the executive without "cause," by the executive officer for "good reason," as a result of the executive's death or disability, or as a result of the failure by the Company to renew the term of the employment agreement following its expiration, Mr. Noreck, Mr. Niemiec, and Ms. Kitchens would be entitled to: (i) continued payment of base salary for nine months following termination, (ii) payment of a portion of the executive's COBRA costs at active employee rates, which may include a tax gross-up, for up to nine months following termination, (iii) payments (prorated over a period of nine months) equal in the aggregate to the greater of (x) 50% of the executive's targeted bonus or (y) a pro-rated amount of the target bonus based on the number of months that have passed in the applicable fiscal period; and (iv) the accelerated vesting of all equity awards held by the executive in an amount equal to 10% for each year of the executive's service with the Company (including any Accounting Predecessor thereto), with a minimum of 50% vesting for any executive who has been employed by the Company (including any Accounting Predecessor thereto) for five years or less. Similarly, Mr. Hawk would be entitled to (i) continued payment of base salary for eleven months following termination, (ii) payment of a portion of the his COBRA costs at active employee rates, which may include a tax gross-up, for up to 18 months following termination, (iii) payments (prorated over a period of eleven months) equal in the aggregate to the greater of (x) 50% of the executive's targeted bonus or (y) a pro-rated amount of the target bonus based on the number of months that have passed in the applicable fiscal period; (iv) the accelerated vesting of all equity awards held by the executive in an amount equal to 10% for each year of the executive's service with the Company (including any Accounting Predecessor thereto), with a minimum of 50% vesting for any executive who has been employed by the Company (including any Accounting Predecessor thereto) for five years or less; and (v) if Mr. Hawk's employment ceased prior to payment of any 2024 annual bonus, then the Company will determine in good faith and consistent with the determination of bonus amounts for other senior executives of the Company the annual bonus amount due and payable at the same time annual bonus payments for fiscal year 2024 are paid to senior executives of the Company generally. Receipt of such severance payments and benefits by each of Mr. Noreck, Mr. Niemiec, Ms. Kitchens, and Mr. Hawk is conditioned on providing the Company a release of claims and compliance with applicable restrictive covenants. In the event that each of Mr. Noreck, Mr. Niemiec, Ms. Kitchens or Mr. Hawk is terminated for cause or terminates their employment other than for good reason, such executive officer would not be entitled to any of the foregoing severance benefits under their Informa TechTarget Employment Agreement.

Material Terms of Executive Employment Agreements — Change of Control. In the event of a change in control (as defined in each Informa TechTarget Employment Agreement), all unvested equity awards held by Mr. Noreck, Mr. Niemiec, Ms. Kitchens, and Mr. Hawk will become fully vested and exercisable (as applicable). If Mr. Noreck's, Mr. Niemiec's, or Ms. Kitchens's termination of employment results from notice provided (i) prior to the first anniversary of the Closing, the non-competition and non-solicitation covenants applicable under their Informa TechTarget Employment Agreement survive for six months following the termination of employment, and (ii) on or after the first anniversary of Closing, the non-competition and non-solicitation covenants survive for nine months following the termination of employment. If Mr. Hawk's termination of employment results from notice provided during the term of his employment agreement, the non-competition and non-solicitation covenants applicable under his Informa TechTarget Employment Agreement survive for nine months following the termination of employment.

Potential Payments upon a Triggering Event. The following table sets forth information regarding the amounts payable by us pursuant to the terms of the Secondment Agreement and associated Employment Letter Agreement described above to Mr. Nugent and the Informa TechTarget Employment Agreements described above to each of Mr. Noreck, Mr. Niemiec, Ms. Kitchens, and Mr. Hawk in the event there has been a termination of employment and/or Change in Control as defined under the Secondment Agreement, and associated Employment Letter Agreement, and the Informa TechTarget Employment Agreements, in each case, on December 31, 2024. Because the disclosures in the table assume the occurrence of a termination and/or change in control as of a particular date and under a particular set of circumstances and therefore make a number of important assumptions, the actual amount to be paid to each of our named executive officers upon a termination or change of control may vary significantly from the amounts included herein. Factors that could affect these amounts include the timing during the year of any such event, the continued availability of benefit policies at similar prices and the type of termination event that occurs.

Potential Payments Upon Termination or Change of Control

	Qualifying Termination ($)(1)	Change of Control Without Termination ($)	Qualifying Termination within 12 Months Following Change of Control ($)
Name
Gary Nugent
Cash Severance(2)	281,250	—	281,250
Equity Awards(3)		—
Continuation of Benefits(4)	11,362	—	11,362
Other Benefits(5)	562,500	—	562,500
Total Value of Benefits	855,112	—	855,112
Daniel T. Noreck
Cash Severance(2)	225,000	—	225,000
Equity Awards(3)	897,830	1,122,288	—
Continuation of Benefits(4)	16,370	—	16,370
Other Benefits(5)	78,750	—	—
Total Value of Benefits	1,217,950	1,122,288	241,370
Rebecca Kitchens
Cash Severance(2)	300,000	—	300,000
Equity Awards(3)	2,805,739	2,805,739
Continuation of Benefits(4)	16,370	—	16,370
Other Benefits(5)	78,750	—	—
Total Value of Benefits	3,200,859	2,805,739	316,370
Steve Niemiec
Cash Severance(2)	300,000	—	300,000
Equity Awards(3)	2,805,739	2,805,739
Continuation of Benefits(4)	16,370	—	16,370
Other Benefits(5)	75,750	—	—
Total Value of Benefits	3,197,859	2,805,739	316,370
Don Hawk
Cash Severance(2)	440,000	—	440,000
Equity Awards(3)	—	—
Continuation of Benefits(4)	32,741	—	32,741
Other Benefits(5)	96,250	—	—
Total Value of Benefits	568,991	—	472,741
1.
A "qualifying termination" means, under the Informa TechTarget Employment Agreements and the Secondment Agreement and associated Employment Letter Agreement, a termination of employment by the Company without "cause," by the executive for "good reason," as a result of his or her death or disability, or, with respect to the Informa TechTarget Employment Agreements, as a result of the failure of the Company to extend the employment agreement following the expiration of the then current term.
2.
In the case of Mr. Nugent the amount is equal to six months of his annual salary. In the case of each of Mr. Noreck, Ms. Kitchens, and Mr. Niemiec, the amount is equal to nine months of their annual salary. In the case of Mr. Hawk, the amount is equal to eleven months of his annual salary.
3.
Represents the number of shares of our common stock underlying RSU grants that would vest multiplied by $19.82, the closing price of the Company's common stock on December 31, 2024, the last trading day of the Company's fiscal year.

4.
Under the Informa TechTarget Employment Agreements, represents payment of a portion of the executive's COBRA costs at active employee rates, which may include a tax gross-up, for up to nine months (18 months for Mr. Hawk) following termination, for the periods of salary continuance set forth in footnote 2 above. Under the Secondment Agreement, represents payment of a portion of the executive's benefits, calculated based on a pro-rated amount of the U.S. employee benefits reported in the Summary Compensation Table for the period of salary continuance set forth in footnote 2 above.
5.
In the case of Mr. Noreck, Mr. Niemiec, Ms. Kitchens, and Mr. Hawk, the total bonus payments due upon a termination following a change in control were calculated based on full-year performance under the 2024 Bonus Plan using the target bonuses for each executive listed in the section titled "Compensation Discussion and Analysis - Executive Incentive Bonus Plan - 2024 Plan Performance." For Mr. Nugent, the total bonus payments due upon a termination following a change in control were calculated based on the achievement of 100% of the target performance under his bonus plan.

Separation Agreements. On January 10, 2024, Former TechTarget entered into the Cotoia Separation Agreement and the Strakosch Separation Agreement, each of which became effective upon the Closing. Per the terms of the Cotoia Separation Agreement and the Strakosch Separation Agreement, and subject to each of Mr. Cotoia and Mr. Strakosch, as applicable, executing (and not revoking) a release of claims, each of Mr. Cotoia and Mr. Strakosch was entitled to certain severance payments and benefits, including a severance payment equal to the sum of (i) $700,000 and (ii) a prorated amount of his annual bonus equal to $108,750, payable in equal installments over a 14-month period following the separation date. In addition, Informa TechTarget covered a portion of each executive's COBRA costs at active employee rates, which may include a tax gross-up for up to 18 months following the separation date, equal to $1,658.19 a month for Mr. Cotoia and $1,241.50 a month for Mr. Strakosch. Each of Mr. Cotoia and Mr. Strakosch is subject to a nine-month non-competition covenant and a nine-month non-solicitation covenant applicable to employees and customers. For Mr. Cotoia, the term of this restrictive covenant begins upon the termination of a separately-executed consulting agreement between Mr. Cotoia and Informa TechTarget, which concludes nine months following December 2, 2024. For Mr. Strakosch, the term of this restrictive covenant begins on December 2, 2024.

Pay Ratio Disclosure

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") and Item 402(u) of Regulation S-K promulgated thereunder and the related SEC guidance ("Pay Ratio Rules"), we are providing the following information about the relationship of our annual total compensation of our median employee to the annual aggregate total compensation of our CEO, Mr. Nugent, and our former CEO, Mr. Cotoia. For 2024, our last completed fiscal year:

•
The 2024 annual aggregate total compensation for Mr. Nugent and Mr. Cotoia was $3,467,922.
•
Our median employee's (as defined below) annual total compensation was $89,461.
•
The ratio of the aggregate annual total compensation of Mr. Nugent and Mr. Cotoia to our Median Employee's annual total compensation was 38.76 to 1.

The methodology that we used to identify the median employee is described below. Annual total compensation is calculated in the same manner as the amount set forth in the "Total" column in the Summary Compensation Table. While the methodology involves several assumptions and adjustments, we believe the pay ratio information set forth above constitutes a reasonable estimate, calculated in a manner consistent with the Pay Ratio Rules. Due to estimates and assumptions permitted under the Pay Ratio Rules, our pay ratio disclosure may not be comparable to the pay ratio disclosure presented by other companies.

We determined that, as of December 31, 2024, our total employee population for purposes of calculating the pay ratio including all of our U.S. and international employees, both full-time and part-time, excluding Mr. Nugent and Mr. Cotoia, was 2,095. We annualized compensation for employees hired during 2024 and converted the amount of compensation paid to non-U.S. employees to U.S. dollars using average foreign currency exchange rates for 2024. We identified our median employee by reviewing compensation information from our payroll records and providers for 2024 and used a consistently applied compensation measure for 2024, which included total taxable income, or equivalent.

Director Compensation

In December 2024, the Board approved the 2025 Non-Employee Director Compensation Plan (the "NED Plan").

All non-employee directors, excluding our Chairperson, received the following compensation in 2024: (i) a base annual retainer of $20,000; (ii) a fee of $1,500 for attendance at each Board meeting; and (iii) a fee of $1,000 for attendance at each

Committee meeting. Under the NED Plan, such retainer and fees for Board service will also apply for Board service in 2025. In 2025, on the date of our Annual Meeting, non-employee directors, excluding our Chairperson, will receive an annual grant of a stock option to purchase, at the fair market value on the date of grant, 5,000 shares of our common stock, which options are exercisable on the first anniversary of the date of grant. New non-employee directors will receive an initial grant of a stock option to purchase 2,500 shares of our common stock upon the commencement of service with the Company and must serve on the Board for at least six months to be eligible to receive the annual grant of options to purchase 5,000 shares of common stock. In December 2024, the Chairperson of our Board received an annual equity award of 7,569 in RSUs that vest in full on the first anniversary of the grant date and 50% of a $100,000 annual cash retainer, with the remaining 50% of the annual cash retainer payable in August 2025.

Under the NED Plan, each non-employee director serving as a member of a committee will receive, on an annual basis, the following retainer amounts for committee service: each member of the Audit Committee: $5,000; each member of the Compensation Committee: $2,500; and each member of the Nominating and Corporate Governance Committee: $2,500. Each committee chairperson receives the following annual retainers: Chair of the Audit Committee: $10,000; Chair of the Compensation Committee: $5,000; and Chair of the Nominating and Corporate Governance Committee: $5,000. Directors are also reimbursed for any actual out-of-pocket expenses incurred in attending any meetings.

The Company's compensation policy is to pay non-employee directors their retainers in advance in December for the next fiscal year and to pay meeting fees in arrears in August for the period from January to July and in December for the period from August to December. Non-employee directors shall be entitled to retain their retainers if they cease to be a non-employee director or serve on a committee or as a committee chair. In accordance with the terms of the NED Plan, which is reviewed and approved annually by the Compensation Committee, directors receive RSUs as payment for their retainers and meeting attendance fees under our 2024 Incentive Plan. These RSUs are valued at the fair market value on the date of grant and are fully vested upon grant.

Fiscal 2024 Director Compensation. The following table details the compensation for 2024 of our non-employee directors:

Name	Fees earned or paid in cash($)	Stock Awards(1)($)	Option Awards(2)($)	Total($)
Sally Ashford(3)	—	—	—	—
Stephen A. Carter(3)	—	—	—	—
David Flaschen	—	32,505	—	32,505
Don Hawk(4)	—	—	—	—
M. Sean Griffey	—	20,018	—	20,018
Mary McDowell	50,000	150,018	—	200,018
Gary Nugent(4)	—	—	—	—
Perfecto Sanchez	—	40,013	151,050	191,063
Christina G. Van Houten	—	50,543	151,050	201,593
1.
The "Stock Awards" column reflects the aggregate grant date fair value of the RSUs granted to each director during 2024 computed in accordance with ASC 718. For the assumptions used to calculate the fair value of the equity awards granted, see Note 10 Stock-based compensation to our 2024 audited consolidated financial statements in this Annual Report on Form 10-K. The aggregate number of unvested RSUs outstanding as of December 31, 2024 for our non-employee directors was as follows: 0 for Mr. Flaschen, 0 for Mr. Griffey, 7,569 for Ms. McDowell, 0 for Mr. Sanchez, and 0 for Ms. Van Houten.
2.
The "Option Awards" column reflects the aggregate grant date fair value of the option awards granted to directors during 2024, computed in accordance with ASC 718. We use the Black-Scholes option pricing model to determine the fair value of option awards. For the assumptions used to calculate the fair value of the option awards granted, see Note 10 to our 2024 audited consolidated financial statements in this Annual Report on Form 10-K. Mr. Sanchez and Ms. Van Houten each received an automatic grant of options to purchase 5,000 shares of Former TechTarget common stock on June 4, 2024, the date of Former TechTarget's 2024 annual meeting of stockholders, consistent with the terms of the Former TechTarget 2024 Director Compensation Plan and Former TechTarget 2017 Stock Option and Incentive Plan. All Former TechTarget option awards that were outstanding and unexercised immediately prior to the Effective Time vested in full. There were no unvested stock options outstanding as of December 31, 2024 for our non-employee directors.
3.
Ms. Ashford and Mr. Carter did not receive compensation during 2024 specific to any roles that they held in the Informa Tech Digital Businesses prior to the Closing and are not eligible for compensation under the NED Plan.

4.
Mr. Hawk and Mr. Nugent, while serving in executive roles, are not eligible for compensation under the NED Plan. Please refer to the section titled "Executive Compensation Tables - Summary Compensation Table" for compensation paid to both executives in 2024.

Compensation Committee Interlocks and Insider Participation

Prior to the Closing, the Former TechTarget Compensation Committee was comprised of Roger M. Marino, Bruce Levenson, and Robert D. Burke. Following the Closing, our Compensation Committee is now comprised of David Flaschen, Sally Ashford, Stephen A. Carter, and Christina Van Houten. None of our named executive officers (i) served as a member of the Former TechTarget Board or the Former TechTarget Compensation Committee, (ii) serves as a member of our Board of our Compensation Committee, or (iii) served or is currently serving on any other committee serving an equivalent function, of any other entity that has one or more of its executive officers that (x) served as a member of the Former TechTarget Board or the Former TechTarget Compensation Committee or (y) is currently serving as a member of our Board or our Compensation Committee. None of the members of the Former TechTarget Compensation Committee and our Compensation Committee who served in fiscal year 2024 have ever been an employee of Former TechTarget or Informa TechTarget.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the section of this Annual Report on Form 10-K entitled "Compensation Discussion and Analysis." Based on this review and discussion, the Compensation Committee has recommended to the Board that such section be included in this Annual Report on Form 10-K and the Proxy Statement for the 2025 Annual Meeting of Stockholders.

By the Compensation Committee of the Board.

Respectfully submitted,

David Flaschen (Chair)

Sally Ashford

Stephen A. Carter

Christina Van Houten

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 31, 2025 by (1) each person known to us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors, director nominees, and named executive officers, and (3) all of our directors and executive officers as a group. Such information (other than with respect to our directors and executive officers) is based on a review of statements filed with the SEC pursuant to Sections 13(d) and 13(g) of the Exchange Act with respect to our common stock. The applicable percentage of beneficial ownership is based on 71,485,181 shares of common stock outstanding as of March 31, 2025.

Name and Address(1)	Total Number Beneficially Owned	% of Common Stock Outstanding
Informa PLC(2)	41,651,366	58.27%
Trigran Investments, Inc.(3)	3,759,509	5.26%
Sally Ashford	—	—
Stephen A. Carter	—	—
David Flaschen	1,640	*
M. Sean Griffey	149,258	*
Don Hawk	168,634	*
Mary McDowell	—	—
Gary Nugent	—	—
Perfecto Sanchez	8,896	*
Christina G. Van Houten	26,618	*
Daniel T. Noreck	61,103	*
Rebecca Kitchens	126,451	*
Steven Niemiec	115,869	*
Mike Cotoia(4)	330,633	*
Greg Strakosch(5)	313,241	*
All Directors and executive officers as a group (12 persons)(6)	658,469	0.92

* Represents beneficial ownership of less than 1%.

1.
The address for all directors and named executive officers is c/o TechTarget, Inc., 275 Grove Street, Newton, MA 02466.
2.
Information is based on a Schedule 13D filed with the SEC on December 9, 2024. As of December 2, 2024, Informa PLC reported having sole voting power with respect to 41,651,366 shares and sole dispositive power with respect to 41,651,366 shares reported on the Schedule 13D. Informa reported that the following Informa subsidiaries beneficially owned our common stock: Informa Jersey Limited (Jersey, Channel Islands), Informa Group Holdings Limited (UK), and Informa US Holdings Limited (UK). The principal business address of Informa PLC is 5 Howick Place, London, SW1P 1WG, UK.
3.
Information is based on a Schedule 13G filed jointly by Trigran Investments, Inc., Douglas T. Granat, Lawrence A. Oberman, Steven G. Simon, Bradley F. Simon, and Steven R. Monieson with the SEC on February 13, 2025, which indicated that the reporting persons share dispositive and voting power over the reported number of shares. As of December 31, 2024, the reporting persons reported having shared voting power with respect to 3,582,698 shares of our common stock and shared dispositive power with respect to 3,759,509 shares of our common stock. The principal business address of Trigran Investments, Inc. is 630 Dundee Road, Suite 230, Northbrook, IL 60062.
4.
Amount beneficially owned reflects ownership as of December 2, 2024, taking into consideration Mr. Cotoia's beneficial ownership of 265,641 shares of our common stock as reported in his most recently filed Form 4 on December 2, 2024, plus the acceleration and settlement of 64,992 RSUs that converted into shares of our common stock on a one-for-one basis, which vested immediately upon issuance on December 2, 2024.
5.
Amount beneficially owned reflects ownership as of December 2, 2024, taking into consideration Mr. Strakosch's beneficial ownership of 290,551 shares of our common stock as reported in his most recently filed Form 4 on December 2, 2024, plus the acceleration and settlement of 22,690 RSUs that converted into shares of our common stock on a one-for-one basis, which vested immediately upon issuance on December 2, 2024.
6.
We have included Mr. Cotoia and Mr. Strakosch in this beneficial ownership table, as such persons were named executive officers of the Company for the fiscal year ended December 31, 2024. On December 2, 2024, Mr. Cotoia ceased to be our Chief Executive Officer and Mr. Strakosch ceased to be our Executive Chairman.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)($)		Number of securities remaining available for future issuance under equity compensation plans (excluding) securities reflected in column (a))(c)
Equity compensation plans approved
by security holders	1,500,427	(1)	—	(2)	7,752,545	(3)
Equity compensation plans not
approved by security holders	—		—		—
Total	1,500,427		—		7,752,545
1.
The amount in this column includes (i) 1,492,858 unvested RSUs with respect to grants under the Former TechTarget 2017 Plan that were cancelled and assumed by Informa TechTarget and converted, in accordance with the terms of the Transaction Agreement, into RSU awards with respect to shares of Informa TechTarget common stock and (ii) 7,569 unvested RSUs granted under our 2024 Incentive Plan.
2.
The weighted average exercise price of outstanding options, warrants and rights excludes RSUs, which do not have an exercise price. As of December 31, 2024, there were no outstanding options, warrants and rights.
3.
The amount in this column includes 6,352,545 securities remaining available for issuance under our 2024 Incentive Plan, which was approved by the Company's stockholders and became effective on December 2, 2024 and 1,400,000 securities available for issuance under the 2024 ESPP, which was approved by the Company's stockholders and became effective on December 2, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

Our Board has adopted a written related party transactions policy. The policy defines a related party transaction as any transaction, arrangement, or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees, or 5% stockholders (or their immediate family members), each of whom we refer to as a "related person," has a direct or indirect material interest.

If a related person proposes to enter into a related party transaction, the related person must report the proposed related party transaction to our general counsel who then reviews it with our Nominating and Corporate Governance Committee ("Nominating Committee") which must approve it. Whenever practicable, the reporting, review, and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Nominating Committee will review, and, in its discretion, may ratify the transaction. The policy also permits the Chair of the Nominating Committee to review and, if deemed appropriate, approve proposed transactions that arise between Nominating Committee meetings, subject to ratification by the Nominating Committee at its next meeting. Any transactions that are ongoing in nature will be reviewed annually by the Nominating Committee. A transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Nominating Committee after full disclosure of the related person's interest in the transaction. As appropriate for the circumstances, the Nominating Committee will review and consider:

•
the related person's interest in the transaction;
•
the approximate dollar value of the amount involved in the transaction;
•
the approximate dollar value of the amount of the related person's interest in the transaction without regard to the amount of any profit or loss;
•
whether the transaction was undertaken in the ordinary course of our business;
•
whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•
the purpose of, and the potential benefits to us of, the transaction; and
•
any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Nominating Committee may approve or ratify the transaction only if the Nominating Committee determines that, under all of the circumstances, the transaction is in, or not inconsistent with, our best interests. The Nominating Committee may impose any conditions on the transaction that it deems appropriate.

We must establish an ad-hoc Related Party Transactions Committee of our Board (a "RPT Committee") from time to time when required by the Stockholders Agreement. Pursuant to the Stockholders Agreement, the RPT Committee must be composed of at least three independent directors and all but one of which must be independent directors who are also non-Informa designees. As long as required by the Stockholders Agreement, our related party transactions policy requires approval of an RPT Committee for, among other things and subject to certain exceptions: (i) any related party transaction involving a payment above certain dollar thresholds, (ii) any material amendments to, or material modifications or terminations (other than as a result of expiration or non-renewal) of, or material waivers, material consents or material elections, under any previously approved related party transaction, (iii) any related party transaction for which Informa or its subsidiaries (other than Informa TechTarget and its subsidiaries) or directors, officers, or employees of Informa or its subsidiaries (other than Informa TechTarget) requests approval from an RPT Committee, (iv) any matter under the Stockholders Agreement which expressly requires approval from an RPT Committee (including material amendments of, or waivers of Informa TechTarget’s rights under, the Stockholders Agreement) and (v) any related party transaction that is otherwise material.

Certain Related Party Transactions. On December 2, 2024, the Company entered into a number of intercompany agreements in connection with the Closing and the terms of the Transaction Agreement, including the following:

•
Stockholders Agreement with Informa and Informa HoldCo, which, subject to certain Informa TechTarget common stock ownership thresholds, outlines certain rights and obligations of Informa TechTarget, Informa, and Informa HoldCo related to Informa HoldCo's ownership of Informa TechTarget shares, including the right of Informa to nominate directors to the Board, the right of Informa to nominate the Board chair, the composition of our committees, certain consent rights of Informa to certain material actions of the Company and consent rights with respect to modifications or changes to the business strategy of the Company.
•
Registration Rights Agreement with Informa HoldCo, which grants Informa HoldCo certain market registration rights, including, demand registration rights and piggyback registration rights, with respect to its registrable securities, consisting of shares of Informa TechTarget common stock. Among other things, we agreed to pay all fees and expenses in connection with any registration pursuant to the Registration Rights Agreement, except brokerage fees, underwriting discounts and selling commissions, and stock transfer taxes payable in respect to the sale of shares by the registering stockholder.
•
Tax Matters Agreement with Informa, Informa USA, Inc. ("Informa USA"), Informa Tech, LLC ("Informa LLC"), and Informa Intrepid, which governs certain of the parties' respective rights, responsibilities and obligations with respect to taxes of the parties and their respective subsidiaries. The Tax Matters Agreement also sets forth the respective obligations of the parties with respect to the filing of tax returns, the allocation and utilization of tax attributes and benefits, tax elections, the administration of tax contests and assistance and cooperation on tax matters.
•
Transitional Services Agreement with Informa Group Limited ("IGL"), which governs certain services to be provided by IGL to Informa TechTarget. Pursuant to the Transition Services Agreement, IGL provides Informa TechTarget and its affiliates with certain services, including IT, accounting and financial, human resources and payroll, property, business support, and other specified services. The services provided by IGL to the Company are generally planned to be provided for an initial term of eighteen months following the Closing. The Company may extend any service for six months, provided that IGL has the capability and resources to provide any such service. Services are generally provided at a base monthly service fee per service. As of December 31, 2024, Informa TechTarget has incurred $1.4M for such services.
•
Supplemental Transition Services Agreements with various Informa subsidiaries, including Informa Services Limited, Informa Exhibitions (Beijing) Limited, Informa Markets LTDA, and Taylor & Francis Books PVT Limited which govern certain agreed transitional services for certain employees until these employees can be transferred to the Company or a subsidiary of the Company.
•
Reverse Transitional Services Agreement with IGL which governs certain property services and the use of Informa TechTarget facilities located in the United States, Japan, Malaysia, China and South Korea on substantially the same terms as such facilities were occupied by IGL prior to the Transactions and subject to compliance with the Company's requirements.
•
Data Sharing Agreement with Informa which governs how Informa and Informa TechTarget will leverage their respective data sets and shared personal data in furtherance of certain agreed use cases provided in the Data Sharing Agreement and in compliance with applicable data protection laws.
•
Brand License Agreement with IGL granting Informa TechTarget a non-exclusive, fully paid, royalty-free, non-sublicensable, non-transferable license to the word "Informa" for use as part of the name "Informa TechTarget" globally in connection with the co-branded business activities of the parties. Under the Brand License Agreement, Informa TechTarget may not take any action which may bring IGL or the word "Informa" into disrepute, damage the goodwill or reputation of IGL or the word "Informa".
•
Commercial Cooperation Agreement with IGL which outlines certain commercial services including, without limitation, content support, media partnerships, speaking opportunities, hosting of analyst summits, advertising campaigns, and shared brand licensing to be provided by and between each of Informa TechTarget and IGL. Additionally, the Commercial Cooperation Agreement grants certain intellectual property rights. In addition, Informa TechTarget and Informa and/or one of their respective subsidiaries, as appropriate, have entered into one or more additional arrangements that are related or ancillary to the commercial services to be provided under the Commercial Cooperation Agreement including for various marketing, sale, and delivery services relating to Black Hat Online, the Game Developers Conference, ICMI consulting services, and lead generation services provided by Netline Corporation.
•
Term Loan Credit Facility with Informa Group Holdings Limited providing the Company with a $250M unsecured five-year revolving credit facility (the "Credit Facility") that expires on December 2, 2029 and is guaranteed by Informa TechTarget's existing and future material wholly-owned domestic subsidiaries, subject to customary exceptions. As of December 31, 2024, Informa TechTarget has paid $1.9M in certain fees related to the Credit Facility.
•
Secondment Agreements with ISSI and other Informa subsidiaries governing the provision of certain employee services, inclusive of our Chief Executive Officer, for Informa TechTarget. For additional information regarding the Secondment Agreement with Mr. Nugent, see the section titled "Equity Incentive Compensation and Other Benefits - Employment Agreements".

On October 31, 2024, Sean Griffey, along with the other parties party to the Deferred Purchase Agreement, dated as of July 18, 2022, by and among Intrepid Holdings Inc. (which became a wholly-owned subsidiary of Informa TechTarget at the Effective Time), Sean Griffey, Eli Dickinson and Ryan Williamson and the other parties thereto (the "Deferred Purchase Agreement"), entered into Amendment No. 1 to the Deferred Purchase Agreement (the "Amendment"). Pursuant to the Amendment, (i) on December 2, 2024, Mr. Griffey received $10,900,000 as consideration for shares of Scuba Holdings, Inc.

owned by Mr. Griffey that were purchased by the Buyer pursuant to the Deferred Purchase Agreement and (ii) Mr. Griffey agreed to purchase shares of Informa TechTarget having a value equal to $3,542,500 within 30 days after the closing of the Merger and to not directly or indirectly transfer, sell, exchange or assign to any person, or pledge, hypothecate or otherwise encumber or dispose of any such shares until March 31, 2026.

In addition, during 2024, Matthew Tierney, a son of Sean Tierney, Chief Technology Officer, was employed by a subsidiary of Informa TechTarget with total 2024 compensation paid, including bonus and commissions, of approximately $120,000.

Indemnification. The Company provides indemnification for its directors and officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under the Company's bylaws, the Company is required to indemnify its directors and officers to the extent not prohibited under Delaware law. The Company has also entered into indemnification agreements with its directors. These agreements provide, among other things, that the Company will indemnify the director, under the circumstances and to the extent provided for in the agreement, for expenses and liabilities he or she may be required to pay due to the indemnitee's corporate status to the fullest extent permitted under Delaware law.

Director Independence

To assist it in making independence determinations, the Board has adopted independence standards, which include the standards required by Nasdaq for independent directors. Except as otherwise permitted by applicable Nasdaq rules, including pursuant to exceptions afforded to "Controlled Companies" under Nasdaq Rule 5615(c)(2), applicable Nasdaq rules require at least a majority of a listed company's board of directors to be comprised of independent directors. Under applicable Nasdaq rules, a director will only qualify as an "independent director" if they can satisfy certain bright line tests set forth in such rules. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company's Audit, Compensation, and Nominating and Corporate Governance committees be an independent director and, in the case of each member of the audit committee, satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and, in the case of each member of the compensation committee, satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. The Board must also determine that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In the course of determining the independence of each non-employee director under applicable Nasdaq rules, our Board, among other things, considers relationships that each non-employee director has with the Company and the annual amount of Informa TechTarget sales to, or purchases from, any company where a non-employee director or their family member serves as an executive officer. The Board considers all the relevant facts and circumstances surrounding such sales or purchases.

Our Board has determined that each of Mary McDowell, David Flaschen, Christina Van Houten and Perfecto Sanchez, are "independent" as the term is defined by Nasdaq standards and that none of these directors has a relationship that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. Sally Ashford, Stephen A. Carter, M. Sean Griffey, Don Hawk, and Gary Nugent are not deemed to be independent directors under these rules because Ms. Ashford is the Group Human Resources Director of our affiliate Informa, Mr. Carter is the Group Chief Executive of our affiliate Informa, Mr. Griffey was employed by our Industry Dive subsidiary within the last three years, Mr. Hawk is our Executive Director, Product Innovation, and Mr. Nugent is our Chief Executive Officer. Other than the payments by the Company reported in the "Director Compensation" section above, none of our directors have received, or will receive, any compensation, nor have they entered into any "golden leash" arrangements in connection with their service on our Board.

Item 14. Principal Accountant Fees and Services

We did not pay any fees for professional services to our independent registered public accounting firm in 2023. Prior to the Transactions, Parent paid any audit, audit-related, tax, or other fees related to our Accounting Predecessor Informa Tech Digital Business. The following table sets forth the aggregate fees for services billed to us by PwC (US) for the year ended December 31, 2024.

Fee Category	2024
Audit fees(1)	$12,000,000
Audit-related fees (2)	—
Tax fees	—
All Other(3)	2,124
Total fees	$12,002,124
1.
Audit fees consist of (a) fees for the audit of our financial statements included on our annual report on Form 10-K, (b) the review of the interim financial statements, (c) audits of the Company's subsidiaries that are required by statute or regulation, and (d) services that generally only the Company's independent registered public accounting firm reasonably can provide, such as consents.

2.
Audit-related fees consist of fees for services performed that are related to the Company's SEC filings.
3.
All other fees include fees for permitted services other than the services reported in Audit fees, Audit-related fees, tax fees and include annual subscriptions to online accounting research software applications and data.

All 2024 services provided by PwC or as applicable, were pre-approved by the Audit Committee or the Former TechTarget Audit Committee, as applicable. The Audit Committee and the Former TechTarget Audit Committee, as applicable, also reviewed these services to ensure compatibility with maintenance of the auditor's independence.

Pre-Approval Policies and Procedures. Our Audit Committee has adopted procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. These procedures generally provide that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or is pre-approved in accordance with the pre-approval procedure in effect from time to time.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)(1) The financial statements as indicated in the index set forth on page F-1.

(a)(2) Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included in the consolidated financial statements or the related footnotes.

(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
*2.1	Agreement and Plan of Merger, dated as of January 10, 2024, by and among TechTarget, Inc., Toro CombineCo, Inc., Toro Acquisition Sub, LLC, Informa PLC, Informa US Holdings Limited, and Informa Intrepid Holdings Inc.		8-K	2.1	1/11/2023	001-33472
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated December 2, 2024.		8-K	3.2	12/06/2024	001-42428
3.2	Amended and Restated Bylaws of the Registrant, dated December 2, 2024.		8-K	3.3	12/06/2024	001-42428
4.1	Description of Securities Registered Under Section 12 of the Exchange Act	X
4.2	Indenture, dated as of December 17, 2020, by and between TechTarget, Inc. and U.S. Bank National Association, as trustee.		8-K	4.1	12/17/2020	001-33472
2.3	First Supplemental Indenture, dated as of November 29, 2024, by and among Toro CombineCo, Inc., TechTarget, Inc. and U.S. Bank National Association, as trustee to Indenture, dated as of December 17, 2020, by and between TechTarget, Inc. and U.S. Bank National Association, as trustee.		8-K	4.1	12/06/2024	001-42428
4.4	Indenture, dated as of December 13, 2021, by and between TechTarget, Inc. and U.S. Bank National Association, as trustee.		8-K	4.1	12/14/2021	001-33472
4.5	First Supplemental Indenture, dated as of November 29, 2024, by and among Toro CombineCo, Inc., TechTarget, Inc. and U.S. Bank National Association, as trustee to Indenture, dated as of December 13, 2021, by and between TechTarget, Inc. and U.S. Bank National Association, as trustee.		8-K	4.2	12/06/2024	001-42428
10.1	Stockholders Agreement, dated as of December 2, 2024, by and among TechTarget, Inc. (formerly known as Toro CombineCo, Inc.), Informa PLC and Informa US Holdings Limited.		8-K	10.1	12/06/2024	001-42428
10.2	Registration Rights Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Informa US Holdings Limited.		8-K	10.2	12/06/2024	001-42428
10.3	Tax Matters Agreement, dated as of December 2, 2024, by and among TechTarget, Inc. (formerly known as Toro CombineCo, Inc.), Informa PLC, Informa USA, Inc., Informa Tech LLC and Informa Intrepid Holdings Inc.		8-K	10.3	12/06/2024	001-42428
10.4*	Transitional Services Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly		8-K	10.4	12/06/2024	001-42428

	known as Toro CombineCo, Inc.) and Informa Group Limited.
10.5*	Reverse Transitional Services Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Informa Group Limited.		8-K	10.5	12/06/2024	001-42428
10.6	Data Sharing Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Informa PLC.		8-K	10.6	12/06/2024	001-42428
10.7	Brand License Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Informa Group Limited.		8-K	10.7	12/06/2024	001-42428
10.8	Commercial Cooperation Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Informa Group Limited.		8-K	10.8	12/06/2024	001-42428
10.9*	Credit Agreement, dated December 2, 2024, by and among Toro CombineCo, Inc., the Lenders party thereto and Informa Group Holdings Limited.		8-K	10.9	12/06/2024	001-42428
10.10#	TechTarget, Inc. 2024 Incentive Plan.		8-K	10.10	12/06/2024	001-42428
10.11#	TechTarget, Inc. 2024 Employee Stock Purchase Plan.		8-K	10.11	12/06/2024	001-42428
10.12#	Secondment Agreement, dated as of December 2, 2024, by and among TechTarget, Inc. (formerly known as Toro CombineCo, Inc.), Gary Nugent and Informa Support Services, Inc.		8-K	10.12	12/06/2024	001-42428
10.13#	Restrictive Covenant Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Gary Nugent.		8-K	10.13	12/06/2024	001-42428
10.14#	Form of Restricted Stock Unit Agreement under 2024 Incentive Plan	X
10.15#	Form of Indemnification Agreement	X
10.16#	TechTarget, Inc. 2025 Non-Employee Director Compensation	X
19.1	Insider Trading and Public Communication Policy	X
21.1	List of Subsidiaries	X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Compensation Recovery Policy	X
101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

* Certain annexes to the Agreement and Plan of Merger, Transitional Services Agreement, Reverse Transitional Services Agreement, and Credit Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Certain schedules, annexes and exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Certain portions of the Transitional Services Agreement have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The registrant will furnish copies of any such schedules, annexes and exhibits to the U.S. Securities and Exchange Commission upon request.

# Management contract or compensatory plan or arrangement filed as an Exhibit to this Annual Report pursuant to 15(a) and 15(c) of Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.

Date:	May 28, 2025	By:	/s/ Gary Nugent
Gary Nugent
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date

/s/ Gary Nugent	Chief Executive Officer and Director	May 28, 2025
Gary Nugent	(principal executive officer)

/s/ Daniel T. Noreck	Chief Financial Officer and Treasurer	May 28, 2025
Daniel T. Noreck	(principal financial and accounting officer)

/s/ Mary McDowell	Chair of the Board	May 28, 2025
Mary McDowell

/s/ Stephen A. Carter	Director	May 28, 2025
Stephen A. Carter

/s/ Sally Ashford	Director	May 28, 2025
Sally Ashford

/s/ David Flaschen	Director	May 28, 2025
David Flaschen

/s/ M. Sean Griffey	Director	May 28, 2025
M. Sean Griffey

/s/ Don Hawk	Director	May 28, 2025
Don Hawk

/s/ Christina Van Houten	Director	May 28, 2025
Christina Van Houten

/s/ Perfecto Sanchez	Director	May 28, 2025
Perfecto Sanchez