Form 10-Q
period 2025-03-31
TechTarget, Inc.
filed 2025-07-14
CIK 2018064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42428

TECHTARGET, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-2218610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Grove Street Newton, Massachusetts	02466
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 431-9200

Former name, former address and formal fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	TTGT	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 9, 2025 the registrant had 71,489,000 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TechTarget, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$78,656	$275,983
Short-term investments	—	77,705
Accounts receivable, net of allowance for credit losses of $1,219 and $907 respectively	68,099	79,039
Related party receivables	5,103	2,900
Prepaid taxes	7,125	6,443
Prepaid expenses and other current assets	15,519	13,547
Total current assets	174,502	455,617
Non-current assets:
Property and equipment, net	4,127	4,621
Goodwill	515,510	973,398
Intangible assets, net	789,200	808,732
Operating lease right-of-use assets	14,766	15,907
Deferred tax assets	5,095	5,097
Other non-current assets	2,920	3,115
Total non-current assets	1,331,618	1,810,870
Total assets	$1,506,120	$2,266,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,949	$10,639
Related party payables	15,229	4,795
Contract liabilities	54,441	44,825
Operating lease liabilities	5,202	5,186
Accrued expenses and other current liabilities	23,237	29,328
Accrued compensation expenses	16,019	18,093
Income taxes payable	59,780	6,701
Convertible debt	—	415,690
Total current liabilities	182,857	535,257
Non-current liabilities:
Operating lease liabilities	13,614	15,107
Other liabilities	5,327	4,913
Related party revolving line of credit	135,000	—
Deferred tax liabilities	112,907	139,356
Total non-current liabilities	266,848	159,376
Total liabilities	$449,705	$694,633
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,485,181 shares issued and outstanding at March 31, 2025; 71,460,169 shares issued and outstanding at December 31, 2024	71	71
Additional paid-in capital	1,630,744	1,626,785
Retained deficit	(599,325)	(75,937)
Accumulated other comprehensive income	24,925	20,935
Total stockholders’ equity	1,056,415	1,571,854
Total liabilities and stockholders’ equity	$1,506,120	$2,266,487

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
		As Restated
Revenues[1]	$103,887	$58,659
Cost of revenues[1,2]	(44,160)	(23,969)
Gross profit	59,727	34,690
Operating expenses:
Selling and marketing[2]	33,310	13,807
General and administrative[1,2]	24,284	18,178
Product development[2]	2,789	3,019
Depreciation	532	403
Amortization, excluding amortization of $2,473, and $102 included in cost of revenues	23,288	10,836
Impairment of goodwill	459,100	—
Impairment of long-lived assets	—	1,864
Acquisition and integration costs[1]	9,328	6,977
Remeasurement of contingent consideration	—	2,064
Total operating expenses	552,631	57,148
Operating loss	(492,904)	(22,458)
Related party interest expense	(1,813)	(6,201)
Interest income[1]	826	1,234
Other income (expense), net	(3,094)	218
Loss before provision for income taxes	(496,985)	(27,207)
Income tax benefit (provision)	(26,403)	7,698
Net loss	$(523,388)	$(19,509)
Other comprehensive income, net of tax:
Foreign currency translation gain	3,990	2,551
Total comprehensive loss	$(519,398)	$(16,958)
Net loss per common share:
Basic	(7.32)	(0.47)
Diluted	(7.32)	(0.47)
Weighted average common shares outstanding:
Basic	71,465,493	41,651,366
Diluted	71,465,493	41,651,366

(1) Amounts include related party transactions as follows:
Revenues	224	84
Cost of revenues	277	—
General and administrative	6,279	8,505
Interest income	—	1,029
Acquisition and integration costs	46	6,055

(2) Amounts include stock-based compensation expense as follows:
Cost of revenues	308	—
Selling and marketing	2,757	—
General and administrative	711	266
Product development	183	—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Net Parent Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	As Restated	As Restated	As Restated
Balance, December 31, 2023	(76,580)	22,245	$(54,335)
Net loss	(19,509)	—	(19,509)
Net transfers to Parent	(3,098)	—	(3,098)
Other comprehensive income	—	2,551	2,551
Balance, March 31, 2024	$(99,187)	$24,796	$(74,391)

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2024	71,460,169	71	1,626,785	(75,937)	20,935	$1,571,854
Net loss	—	—	—	(523,388)	—	(523,388)
Other comprehensive income	—	—	—	—	3,990	3,990
Issuance of shares of common stock from RSU awards	25,012	—	—	—	—	—
Stock-based compensation	—	—	3,959	—	—	3,959
Balance, March 31, 2025	71,485,181	$71	$1,630,744	$(599,325)	$24,925	$1,056,415

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	March 31,
	2025	2024
		As Restated
Operating Activities:
Net loss	$(523,388)	$(19,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	532	403
Amortization	25,761	10,938
Provision for bad debt	312	357
Operating lease expense	1,337	658
Stock-based compensation	3,959	266
Deferred tax provision	(26,436)	(8,238)
Impairment of long-lived assets	—	1,864
Impairment of goodwill	459,100	—
Fair value adjustment to debt	1,324	—
Gain on disposal of property, plant and equipment	6	39
Remeasurement of contingent consideration	—	2,064
Net foreign exchange (gain)/loss	2,976	(54)
Other	(332)	—
Changes in operating assets and liabilities (net of the impact of acquisitions):
Accounts receivable	11,455	(3,644)
Prepaid expenses and other current assets	(2,400)	(615)
Related party receivables	(2,177)	(61)
Accounts payable	(1,722)	(1,376)
Income taxes payable	52,969	361
Accrued expenses and other current liabilities	(6,313)	(2,955)
Accrued compensation expenses	(2,277)	—
Operating lease liabilities with right of use	(1,672)	(748)
Contract liabilities	9,138	9,950
Other assets (liabilities)	287	122
Related party payables	9,796	8,425
Net cash provided by (used in) operating activities	12,235	(1,753)
Investing activities:
Purchases of property and equipment, and other capitalized assets	(30)	(106)
Purchases of intangible assets	(4,383)	(1,666)
Purchase of investments	(291)	—
Sale of short-term investments	76,795	—
Net cash provided by (used in) investing activities	72,091	(1,772)
Financing activities:
Cash pool arrangements with Parent	—	6,456
Proceeds from related party long term debt	135,000	—
Repayment of convertible notes	(417,033)	—
Net transfers to Parent	—	(4,055)
Net cash provided by (used in) financing activities	(282,033)	2,401
Effect of exchange rate changes on cash and cash equivalents	380	(213)
Net decrease in cash and cash equivalents	(197,327)	(1,337)
Cash and cash equivalents at beginning of year	275,983	10,789
Cash and cash equivalents at March 31	$78,656	$9,452
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$32	$324
Cash paid for interest on related party long term debt	$1,716	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TechTarget, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Business overview and basis of presentation

Nature of business

TechTarget, Inc. (“Informa TechTarget”, the “Company”, “we”, “us” or “our”, formerly known as Toro CombineCo, Inc. (“CombineCo”)) together with its subsidiaries, is a leading business-to-business (“B2B”) growth accelerator, informing and influencing technology buyers and sellers globally.

The Transactions

On January 10, 2024, Informa, PLC (“Informa” or “Parent”) entered into a definitive agreement (the “Transaction Agreement”) to combine Informa Intrepid Holdings Inc. (“Informa Tech Digital Business” or “Informa Intrepid” or “Accounting Predecessor”), a carved-out business wholly-owned by Informa, with former TechTarget, Inc. (“Former TechTarget”) under CombineCo. In accordance with the Transaction Agreement, Informa contributed the Informa Tech Digital Business along with $350 million in cash, in exchange for CombineCo common stock (the “Transaction”). Additionally, CombineCo paid each Former TechTarget shareholder as consideration for one common share of Former TechTarget (i) one share of CombineCo common stock and (ii) cash consideration of approximately $11.70 per share of Former TechTarget common stock (the “Merger”, with the Transaction, collectively the “Transactions”). The Merger closed on December 2, 2024 (the “Acquisition Date”), with Informa then holding a 58% interest in CombineCo and Former TechTarget shareholders holding the remaining 42% interest in CombineCo. CombineCo changed its name to TechTarget, Inc. upon completion of the Merger.

Basis of presentation

The Merger was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combination (“ASC 805”). The condensed consolidated financial statements prior to the Acquisition Date reflect the financial statements of the Informa Tech Digital Business, as Accounting Predecessor to Informa TechTarget and the historical consolidated financial statements of Former Tech Target are consolidated only from the Acquisition Date forward.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments have been included such that the unaudited condensed consolidated financial statements are fairly stated. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 28, 2025.

The Accounting Predecessor had historically operated as part of the Parent and not as a standalone entity and had no separate consolidated legal status of existence prior to the Transaction. As such, Informa TechTarget 's condensed consolidated financial statements have been derived from the Parent’s historical accounting records and were presented on a carved-out basis prior to the Transaction.

The consolidated financial statements prior to the Transaction reflect the assets, liabilities, revenues, expenses and cash flows of the businesses included within the Accounting Predecessor. The following considerations have been applied to these unaudited condensed consolidated financial statements prior to the Transaction:

•
All intercompany transactions and balances between the businesses included within the Accounting Predecessor have been eliminated. Transactions and balances with the Parent, or other non-Informa Tech Digital Business entities controlled by the Parent, are classified as related party transactions.
•
To the extent that an asset, liability, revenue or expense is directly associated with the Accounting Predecessor, it is reflected in these unaudited condensed consolidated financial statements. Since the Accounting Predecessor had been part of a wider group of companies controlled by the Parent, the unaudited condensed consolidated financial statements may not reflect the same financing costs had the Accounting Predecessor obtained financing on a standalone basis.
•
All costs incurred by Informa that are directly attributable to the Accounting Predecessor have been included in these unaudited condensed consolidated financial statements. The costs incurred by the Parent for certain functions and operations that were used by the Accounting Predecessor, including but not limited to executive oversight, finance, treasury, tax, legal, human resources, technology, marketing and other shared services have been allocated using appropriate and consistent allocation methods, including revenue, headcount or other relevant measures. Management of the Parent believes the costs of these services allocated to the Accounting Predecessor have been determined on a reasonable basis but may not reflect the amounts that would have been incurred by the Accounting Predecessor had it been operating on a standalone basis. These cost allocations are discussed further in Note 11. Related Party Transactions.
•
Net Parent deficit, which includes retained earnings, represents the Parent’s historical investment in the Accounting Predecessor, the accumulated net earnings or losses after taxes and the net effect of settled transactions with and allocations from the Parent. All significant transactions between the Accounting Predecessor and the Parent have been included in the accompanying unaudited condensed consolidated financial statements for all reporting periods presented. Transactions with the Parent are reflected in the unaudited condensed consolidated statements of stockholders’ equity (deficit) as net transfers to Parent and in the accompanying unaudited condensed consolidated balance sheets as net Parent deficit. All transactions reflected in net Parent deficit by the Accounting Predecessor in the accompanying unaudited condensed consolidated balance sheets have been considered as financing activities for purposes of the unaudited condensed consolidated statements of cash flows. Effective as of the Acquisition Date, net Parent deficit was converted to Common Stock and Additional Paid-in Capital.
•
The Accounting Predecessor was dependent on the Parent for the majority of its working capital and financing requirements during the financial years presented in these unaudited condensed consolidated financial statements. The Parent uses a centralized approach to managing cash and financing its operations. Transactions between the Parent and the Accounting Predecessor under this approach were treated as related party short-term debt. All cash and cash equivalent balances held by the Accounting Predecessor that are not a part of the centralized cash management approach were legally held by the Accounting Predecessor and included in the unaudited condensed consolidated financial statements.
•
The Accounting Predecessor had intercompany financing arrangements with the Parent (“related party debt”). These related party financing arrangements between the Accounting Predecessor and the Parent have been included in the accompanying unaudited condensed consolidated financial statements for all reporting periods presented. These transactions were settled on the Acquisition Date.
•
The Accounting Predecessor's current and deferred taxes are computed on a separate return basis.

The Accounting Predecessor's condensed consolidated financial statements prior to the Transaction may not be indicative of Informa TechTarget’s financial performance and do not necessarily reflect what its results of operations, financial position and cash flows would have been had Informa TechTarget operated as an independent entity during all the periods presented. The amount of actual costs that may have been incurred if Informa TechTarget were a standalone company would depend on a number of factors, including its chosen organizational structure, which functions were performed by its employees or outsourced and strategic decisions made in areas such as information technology and infrastructure.

Restatement of previously issued financial statements

Informa TechTarget restated its previously issued financial statements as of December 31, 2023 and for the years ended December 31, 2023 and 2022 in its Form 10-K filed with the SEC on May 28, 2025. The restatement included the impact on the previously issued unaudited interim financial information through September 2024. Informa TechTarget has restated its previously issued financial statements for the three months ended March 31, 2024 in this Form 10-Q in accordance with ASC Topic 250, Accounting Changes and Error Corrections. The Company has also restated impacted amounts within the notes to the unaudited condensed consolidated financial statements, as applicable.

In connection with the preparation of its fiscal 2024 condensed consolidated financial statements, the following errors related to previously issued unaudited interim financial statements for the three months ended March 31, 2024 were identified and corrected:

1.
Customer relationship intangible asset amortization: The Company amortized acquired customer relationship intangible assets on a straight-line basis, as opposed to a method that reflect the pattern of consumption. The correction of this error resulted in an adjustment to increase amortization expense of $2.9 million for the three months ended March 31, 2024.
2.
Contingent consideration: The Company identified an error in the fair value of the Industry Dive contingent consideration principally related to the inputs to the valuation model used to determine the fair value of the Industry Dive contingent consideration in purchase accounting related to its acquisition in September 2022 and the related subsequent fair value valuations of contingent consideration through September 2024. The correction of this error resulted in an increase in the contingent consideration remeasurement loss of $0.8 million recorded for the three months ended March 31, 2024.
3.
Income tax: The Company recorded the income tax impact of correcting the above errors and other adjustments (described below) for the three months ended March 31, 2024, resulting in an increase in the income tax benefit of $4.7 million.

Other adjustments

In addition to the errors identified above, the Company has corrected other immaterial errors primarily related to revenue adjustments, acquisition-related adjustments, related party related adjustments and general and administrative expenses for credit losses. These other errors are quantitatively and qualitatively immaterial, individually and in the aggregate. However, the Company has corrected these other errors as part of the correction for the material errors described above.

Impact of restatement

The following tables present the as-restated financial statement line items for the unaudited condensed consolidated statement of income (loss) and comprehensive income (loss) and unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2024. The amounts in the “As Reported” columns below are amounts derived from the Company’s previously filed unaudited condensed combined financial statements included in the Company's Form 8-K, filed with the SEC on December 3, 2024. The amounts in the “Adjustment” columns present the impact of the adjustments described above. The amounts in the “As Restated” columns are the updated amounts including the impacts of the adjustments identified.

Unaudited condensed consolidated statement of income (loss) and comprehensive income (loss):

	Three months ended March 31, 2024
	As Reported	Adjustment	As Restated
Revenue	$59,293	$(634)	$58,659
Gross profit	35,324	(634)	34,690
General and administrative	18,635	(457)	18,178
Amortization	7,962	2,874	10,836
Acquisition and integration costs	7,753	(776)	6,977
Remeasurement of contingent consideration	1,263	801	2,064
Total operating expenses	54,706	2,442	57,148
Operating loss	(19,382)	(3,076)	(22,458)
Related party interest expense	(6,591)	390	(6,201)
Interest income	2,319	(1,085)	1,234
Loss before provision of income taxes	(23,436)	(3,771)	(27,207)
Benefit for income taxes	2,955	4,743	7,698
Net loss	(20,481)	972	(19,509)
Total comprehensive loss	(17,930)	972	(16,958)
Net loss per common share:
Basic	$(0.49)	$0.02	$(0.47)
Diluted	$(0.49)	$0.02	$(0.47)

Unaudited condensed consolidated statement of stockholders’ deficit

Net Parent deficit within the unaudited condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2024 was affected by the restated net loss amounts disclosed above as well as the impact of the acquisition and integration costs and other immaterial adjustments to net transfers to Parent.

Unaudited condensed consolidated statement of cash flows:

	Three months ended March 31, 2024
	As Reported	Adjustment	As Restated
Operating activities:
Net loss	$(20,481)	$972	$(19,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,064	2,874	10,938
Provision for bad debt	814	(457)	357
Deferred tax provision	(2,955)	(5,283)	(8,238)
Remeasurement of contingent consideration	1,263	801	2,064
Net foreign exchange loss	-	(54)	(54)
Changes in operating assets and liabilities:
Accounts receivable	(4,791)	1,147	(3,644)
Prepaid expenses and other current assets (liabilities)	191	(806)	(615)
Accrued expenses and other liabilities	(3,385)	430	(2,955)
Income tax payable	-	361	361
Contract liabilities	10,498	(548)	9,950
Other assets (liabilities)	(241)	363	122
Net cash used in operating activities	$(1,553)	$(200)	$(1,753)
Financing activities:
Cash pool arrangements with Parent	5,741	715	6,456
Net transfer to Parent	(3,540)	(515)	(4,055)
Net cash provided by financing activities	$2,201	$200	$2,401

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

Estimates and underlying assumptions reflected in these unaudited condensed consolidated financial statements are reviewed on an ongoing basis, with changes in estimates recognized in the period in which the estimates are revised and in any future periods affected. Significant estimates include assumptions associated with impairment considerations for goodwill and long-lived assets, estimating the fair value of contingent consideration, allocation of purchase price to intangible assets in business combinations and determining corporate expense allocations.

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

If the qualitative impairment assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, Informa TechTarget performs the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. During the first quarter of 2025, the Company identified a sustained decline in the Company's share price which it determined to be a triggering event for the purposes of testing goodwill impairment. Informa

TechTarget estimates the fair value of its reporting units primarily using an income approach. In assessing fair value, estimated future cash flows are discounted to their present value using a weighted average cost of capital discount rate.

If the estimated fair value of a reporting unit is less than the carrying value, Informa TechTarget will record an impairment of goodwill for the amount to which the carrying value exceeds fair value. Determination of fair value is based on significant assumptions and estimates, including projected cash flows, forecasted revenue growth rates and EBITDA margin, discount rates, net working capital rates, long-term growth rates, tax rates and capital expenditure rates. Upon completion of this quantitative assessment, the Company determined that the goodwill of the Canalys, Industry Dive, Bluefin Legacy and legacy TechTarget reporting units were impaired and recorded a $459.1 million impairment charge during the three months ended March 31, 2025.

Informa TechTarget also considers whether there is an expectation that a long-lived asset will be sold or disposed of before the end of its originally estimated useful life. Recoverability of assets held and used is measured by comparing the asset group’s carrying amount and the estimated undiscounted future net cash flows expected to be generated by the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss will be recorded based on the amount by which the carrying value exceeds the fair value. The Company did not identify any impairment of long-lived assets as of March 31, 2025.

See Note 5. Goodwill for further information

Accounts receivable and allowance for credit losses

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

Allowance for credit losses
Balance as of December 31, 2024	$907
Addition to (release of) provision	533
Write-off	(221)
Balance as of March 31, 2025	$1,219

Allowance for credit losses
Balance as of December 31, 2023	$1,540
Addition to (release of) provision	364
Write-off	(555)
Balance as of March 31, 2024	$1,349

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

Net loss per share

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

The calculations of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(523,388)	$(19,509)

Weighted average shares outstanding	71,465,493	41,651,366

Loss per share
Basic:	$(7.32)	$(0.47)
Diluted:	$(7.32)	$(0.47)

Prior to the Transactions, Informa TechTarget did not have any shares of common stock outstanding. Accordingly, net loss per share for the three months ended March 31, 2024 has been calculated using the number of shares of Informa TechTarget’s common stock issued to Informa on the closing of the Transaction. When determining net loss per share for the three months ended March 31, 2024, the calculation of weighted average shares outstanding assumes that those shares of Informa TechTarget’s common stock were issued to Informa at the beginning of the year 2024.

In calculating diluted net loss per share, 1.4 million shares related to unvested, restricted stock units were excluded for the three months ended March 31, 2025 because the impact of including these restricted stock units would be anti-dilutive. Additionally, in calculating diluted net loss per share, the weighted average shares outstanding does not include 1.2 million potential shares related to the assumed conversion of our convertible notes as including those potential shares for the three months ended March 31, 2025 would also be anti-dilutive. There were no restricted stock units or convertible notes outstanding for the three months ended March 31, 2024.

Accounting pronouncements issued but not yet effective

The Financial Accounting Standards Board issued the following Accounting Standards Updates (“ASUs”) which are not yet effective:

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

3. Revenues

Disaggregation of revenue

Revenues by Categories:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Marketing, advertising services, and sponsorship	$72,283	$33,481
Intelligence subscription services	18,846	18,692
Advisory services	12,546	6,328
Exhibitor and attendee	212	158
Total revenue	$103,887	$58,659

During each of the three months ended March 31, 2025 and 2024, no individual customer accounted for 10% or more of total revenues and no customer represented 10% or more of total accounts receivable.

Contract liabilities

Total contract liabilities as of December 31, 2024 were $44.8 million, of which $27.8 million was recognized as revenue during the three months ended March 31, 2025.

Long-lived assets by geographic area

Long-lived assets, excluding intangible assets and goodwill, by geographic area are detailed below:

	As of
	March 31, 2025	December 31, 2024
United States	$16,353	$14,304
United Kingdom	1,301	2,184
Japan	20	1,454
China	401	1,301
Rest of World	818	1,285
Total	$18,893	$20,528

No individual country outside of the United States, the United Kingdom, Japan, and China accounted for 10% or more of Informa TechTarget’s long-lived assets during either of the periods.

4. Fair Value Measurements

Fair value of assets and liabilities

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities payable within one year are carried at cost, which approximates fair value due to their short-term nature. The only financial instruments measured at fair value are short-term investments and the Notes (as defined below). The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•
Level 1. Quoted prices in active markets for identical assets and liabilities;
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

Informa TechTarget does not have financial instruments that were measured at fair value as of March 31, 2025. The following table presents the financial instruments that were measured at fair value as of December 31, 2024:

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

The fair value of the Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2).

The convertible senior notes due December 15, 2025 (the “2025 Notes”) and the convertible senior notes due December 15, 2026 (the “2026 Notes” and, together with the 2025 Notes, the “Notes”) were governed by indentures originally between Former TechTarget, as issuer, and U.S. Bank, National Association, as trustee (together, the “Indentures”). Informa TechTarget assumed all of Former TechTarget's rights and obligations under the Indentures in connection with the Merger. The Notes are unsecured and rank senior in right of payment to Informa TechTarget’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to Informa TechTarget’s unsecured indebtedness that is not so subordinated.

5. Goodwill

The following table represents a roll forward of goodwill balances:

As of
March 31, 2025
Balance as of December 31, 2024	$973,398
Impairment	(459,100)
Effect of exchange rate changes	1,212
Balance as of March 31, 2025	$515,510

As of March 31, 2025, the gross carrying amount and accumulated impairment losses of goodwill were $1.2 billion and $665.0 million, respectively.

Goodwill impairment test

Informa TechTarget tests whether goodwill is impaired at least annually, during the fourth quarter, or when events and circumstances indicate an impairment may have occurred (a “triggering event”). The Company identified a sustained decline in share price during the first quarter of 2025 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for all reporting units. Accordingly, Informa TechTarget performed a quantitative goodwill impairment assessment on its reporting units using the following key assumptions in the fair value calculations:

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
•
Tax rate: For the first quarter of 2025, the tax rate is based on external reports of the weighted-average corporate tax rates for the main geographic markets in which each reporting unit operates.
•
Net working capital rate: The net working capital rate is based on the market participant level of cash free net working capital, and a comparison of guideline public companies.
•
Capital expenditures rate: For the first quarter of 2025, the capital expenditures rate is based on the Company’s historical depreciation expense.

These estimates can be affected by several factors, including general economic, industry, and regulatory conditions; the risk-free interest rate environment; and Informa TechTarget's ability to achieve its forecasted operating results.

At March 31, 2025, Informa TechTarget recognized impairment charges related to its Canalys, Industry Dive, Bluefin Legacy and legacy TechTarget reporting units of $19.7 million, $127.4 million, $123.5 million and $188.5 million, respectively, which after the impairment had remaining goodwill of $30.8 million, $141.7 million(1), $53.3 million and $248.2 million, respectively. For the Company’s NetLine reporting unit, no goodwill impairment was identified as the fair value was greater than its carrying value at March 31, 2025.

Throughout the remainder of the fiscal year 2025, the Company will continue to monitor relevant facts and circumstances, including any future declines in its stock price, along with other qualitative considerations, if any, including the continued impact from the conditions in the macroeconomic environment. As a result, the Company may be required to record additional goodwill impairment charges. While management cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on the Company's results of operations and financial condition. Please refer to Note 13 Subsequent Events for further information.

Fair value assessments of a reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs used in their estimate. For the three months ended March 31, 2025, the discount rate used in the impairment test for the reporting units ranged from 10.0% to 12.0%. For the three months ended March 31, 2025, the long-term growth rate used in the impairment tests was 3.0%.

(1) There was an immaterial typographical footnote only error in the Company's Form 10-K for the year ended December 31, 2024, as filed with the SEC on May 28, 2025, where the December 31, 2024 ending carrying value of goodwill of the Industry Dive reporting unit was reported at $186.1 million instead of $269.1 million.

6. Business Combination

As described in Note 1. Business overview and basis of presentation, in January 2024, Informa TechTarget entered into the Transaction Agreement and closed the Merger on December 2, 2024. The acquisition positions the Company as a leading provider of data driven marketing analytics, sales enablement solutions, advisory services, and events for the enterprise technology and technology enabled vertical markets. It also provides the Company with greater product diversification through the addition of research brands that provide annual subscription revenue paid in advance as well as revenue from ad-hoc consulting projects.

In accordance with the Transaction Agreement, Informa TechTarget paid each Former TechTarget shareholder as consideration for one share of common stock of Former TechTarget (i) one share of Company common stock and (ii) cash consideration of approximately $11.70 per share of Former TechTarget common stock. The total purchase price paid for Former TechTarget was $951.4 million.

The following table summarizes the allocation of the purchase price to the fair values assigned to assets acquired and liabilities assumed as of closing of the Transaction.

TechTarget
Assets acquired
Cash and cash equivalents	$276,656
Short-term investments	77,539
Accounts receivable	37,604
Prepaid taxes	3,130
Prepaid expenses and other current assets	5,475
Property and equipment	2,800
Intangible assets	575,000
Operating lease assets with right-of-use	12,268
Other assets	650
Total assets acquired	$991,122

Liabilities assumed
Accounts payable	$8,073
Convertible senior notes	413,570
Current operating lease liabilities	3,113
Accrued expenses and other current liabilities	18,633
Accrued compensation expenses	3,334
Income taxes payable	4,278
Contract liabilities	16,411
Non-current operating lease liabilities	12,195
Deferred tax liabilities	124,398
Other liabilities	325
Total liabilities assumed	$604,330
Net assets acquired	$386,792
Goodwill	564,657
Total consideration	$951,449

7. Intangible Assets

The following tables set forth the information for intangible assets subject to amortization:

		As of March 31, 2025
	Weighted average remaining useful live (years)	Gross Carrying Amount	Accumulated Amortization	Net
Brands and trademarks	14.39	$174,567	$(27,217)	$147,350
Customer relationships database	14.90	609,891	(101,211)	508,680
Intellectual property	6.59	160,075	(44,807)	115,268
Developed technology	0.71	1,266	(1,044)	222
Internal-use software	3.20	26,624	(8,944)	17,680
Total intangible assets		$972,423	$(183,223)	$789,200

		As of December 31, 2024
	Weighted average remaining useful live (years)	Gross Carrying Amount	Accumulated Amortization	Net
Brands and trademarks	14.66	$174,423	$(24,493)	$149,930
Customer relationships database	15.10	608,758	(86,121)	522,637
Intellectual property	6.79	158,868	(37,240)	121,628
Developed technology	0.72	1,226	(1,006)	220
Internal-use software	3.97	21,920	(7,603)	14,317
Total intangible assets		$965,195	$(156,463)	$808,732

Amortization expense for intangible assets during the three months ended March 31, 2025 and 2024 was $25.7 million and $10.9 million, respectively. Informa TechTarget capitalized internal-use software of $4.4 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.

Future expected amortization expense as of March 31, 2025 is as follows:

Years Ending December 31:	Amortization Expense
2025 (April 1 - December 31)	$80,820
2026	98,670
2027	87,048
2028	80,116
2029	74,946
Thereafter	367,600
$789,200

8. Convertible Notes and Credit Facility

Convertible Notes

Upon the Merger, the Company assumed Former TechTarget's convertible notes, which were comprised of $3.0 million principal amount of outstanding 2025 Notes and $414 million principal amount of outstanding 2026 Notes.

On January 24, 2025, Informa TechTarget completed the repurchase of substantially all of its 2025 Notes and 2026 Notes using proceeds of borrowings under the Credit Facility (as defined below), together with cash on hand and cash from the liquidation of short-term investments. Upon repurchase, Informa TechTarget paid approximately $417 million principal amount outstanding together with an immaterial amount of accrued interest on the 2025 Notes.

Informa revolving Credit Facility

Informa TechTarget has a $250.0 million unsecured five-year revolving Credit Facility with Informa Group Holdings Limited, an affiliate of Informa, as administrative agent, and the lenders from time to time party thereto (the “Credit Facility”). Amounts may be drawn under the Credit Facility from and including December 20, 2024, to the earlier of December 2, 2029, and the termination of the commitments thereunder, if applicable. Up-front lender fees and debt issuance costs were capitalized and included in prepaid expenses and other current assets and are amortized straight-line over the availability period. Recurring fees incurred, as noted below, are expensed as incurred.

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

Borrowings under the Credit Facility may be prepaid by Informa TechTarget at any time without premium or penalty. Amounts drawn and repaid may be reborrowed. Informa TechTarget may be required to prepay borrowings under the Credit Facility upon an Event of Default (as defined within the Credit Facility) or if borrowings thereunder exceed the commitment amount. Additionally, upon the occurrence and continuance of an Event of Default, overdue payments accrue interest at the rate initially applicable thereto plus default interest of 2.00%.

Borrowings under the Credit Facility are unsecured. The Credit Facility is guaranteed by Informa TechTarget’s existing and future material wholly-owned domestic subsidiaries, including Former TechTarget, subject to customary exceptions. The Credit Facility contains customary representations, warranties, events of default, and affirmative and negative covenants, including the requirement to maintain a Consolidated Total Net Leverage Ratio of 3.00 to 1.00 or less (subject to certain adjustments) and a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00.

As of March 31, 2025, Informa TechTarget had $135.0 million drawn in revolving loans under the Credit Facility. There was no amount of revolving loans under the Credit Facility as of December 31, 2024. Informa TechTarget paid down $15.0 million in revolving loans under the Credit Facility in June 2025.

In May 2025, Informa TechTarget received a waiver from its Parent on the requirement to timely provide its quarterly financial statements for the first quarter of 2025. As of March 31, 2025, the Company was in compliance with the remaining financial covenants under the Credit Facility.

9. Stock-Based Compensation

2017 Stock Option and Incentive Plan

The TechTarget, Inc. 2017 Stock Option and Incentive Plan (the “2017 Plan”), became effective June 16, 2017. In connection with the Merger, the Company assumed the 2017 Plan, and 949,300 unvested restricted stock units outstanding immediately prior to the Merger were converted into 1,492,858 unvested restricted stock units of the Company. Each restricted stock unit is subject to the same terms and conditions as prior to the Merger and grants vest in equal tranches over a three-year period. Shares of stock underlying awards of restricted stock units are not issued until the units vest.

No new awards may be granted under the 2017 Plan; however, 1,426,785 shares of common stock remain available for issuance under the 2017 Plan in connection with restricted stock units previously awarded under the 2017 Plan.

2024 Incentive Plan

In September 2024, Former TechTarget’s board of directors, as well as the Company’s then current board of directors, approved the 2024 Incentive Plan (the “2024 Plan”), which was approved by the stockholders of Former TechTarget in conjunction with their approval of the Merger agreement and became effective on the Acquisition Date. On December 2, 2024, 6,366,171 shares of Informa TechTarget’s common stock were reserved for issuance under the 2024 Plan and, generally, shares that are forfeited or canceled from awards under the 2024 Plan also will be available for future awards. Under the 2024 Plan, Informa TechTarget may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants vest in equal annual tranches over a three-year period. Shares of stock underlying awards of restricted stock units are not issued until the units vest. The 2024 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards, such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 7,569 shares of common stock that are reserved for issuance under outstanding stock-based grants under the 2024 Plan as of March 31, 2025. A further 6,352,545 shares of common stock remain available for issuance for future awards under the 2024 Plan as of March 31, 2025.

2024 Employee Stock Purchase Plan

In September 2024, Former TechTarget’s board of directors adopted the TechTarget, Inc. 2024 Employee Stock Purchase Plan (the “ESPP” and, together with the 2017 Plan and the 2024 Plan, the “Informa TechTarget Plans”), which became effective on the Acquisition Date, at which time 1,400,000 shares of Informa TechTarget’s common stock were reserved for issuance under the ESPP.

Informa incentive plans

Certain employees of Informa TechTarget were and continue to be eligible to participate in the following plans issued by Informa: the Long-Term Incentive Plan (“LTIP”), ShareMatch, and the US Employee Share Purchase Plan (“Informa ESPP”) (collectively, the “Parent Plans”). All current grants of share awards are made under the Parent Plans. As Informa TechTarget participates in but is not the sponsoring entity of these Parent Plans, no shares for these Parent Plans have been allocated to Informa TechTarget.

Restricted stock unit (RSU) awards

Restricted stock unit awards are valued at the market price of a share of Informa TechTarget’s common stock on the date of the grant. A summary of the restricted stock unit award activity under Informa TechTarget’s plans for the three months ended March 31, 2025 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2024	1,463,601	$31.48	$29,008,572
Granted	—	—
Vested	(1,454)	31.54
Forfeited	(28,579)	31.54
Nonvested outstanding at March 31, 2025	1,433,568	$31.48	$21,231,142

The total grant-date fair value of restricted stock unit awards that vested during the period ended March 31, 2025 was $45.9 thousand.

As of March 31, 2025, there was $31.7 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 2.04 years.

Accounting for stock-based compensation prior to the Merger

Prior to the Merger, Informa TechTarget had no stock-based compensation plans; however, certain of its employees are eligible to participate in the Parent Plans. All current grants of share awards are made under the Plans. As Informa TechTarget participates in but is not the sponsoring entity of these Parent Plans, no shares have been allocated to Informa TechTarget.

Stock-based compensation expense is recognized based on the Informa TechTarget’s cost of the awards under ASC 718, Compensation — Stock Compensation. All awards granted under these Parent Plans are based on the Parent’s common stock and are not indicative of the results that Informa TechTarget would have incurred as a separate and independent business for the periods presented.

The stock-based compensation expense attributable to Informa TechTarget is based on the awards and terms previously granted under the Parent Plans to Informa TechTarget’s employees and an allocation of the Parent’s corporate and shared functional employee stock-based compensation expenses.

Accounting for stock-based compensation subsequent to the Merger

Subsequent to the Merger, stock-based compensation expense is recognized based on Informa TechTarget's cost of the awards under ASC 718, Compensation — Stock Compensation. All awards granted under these Informa TechTarget Plans or the Parent Plans are based on either Informa TechTarget's or the Parent’s common stock, depending on the plan under which the awards were granted and are not indicative of the results that Informa TechTarget would have incurred as a separate and independent business for the periods presented through the Acquisition Date. The Company applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

The stock-based compensation expense attributable to Informa TechTarget is based on the awards and terms previously granted under the given Parent Plan or Informa TechTarget Plan. Informa TechTarget's stock-based compensation is based on direct awards employees or an allocation of the Parent’s corporate and shared functional employee stock-based compensation expenses.

10. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded an income tax provision of $26.4 million and an income tax benefit of $7.7 million for the three months ended March 31, 2025 and 2024, respectively. The tax expense for the three months ended March 31, 2025 increased by approximately $34.1 million, as compared to the same period in 2024, primarily due to a non-deductible goodwill impairment charge and geographic mix of earnings. Due to the Company's history of impairments as well as anticipated future impairments, the effect of the non-deductible goodwill impairment has not been treated as a discrete item in the three months ended March 31, 2025.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.

11. Related Party Transactions

Corporate expense allocations

The amounts of related party expenses allocated to Informa Tech Digital Business from the Parent and its subsidiaries for the three months ended March 31, 2024 were $8.5 million and are recognized in general and administrative expenses in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). There were no such expense allocations for the three months ended March 31, 2025.

Further, for the three months ended March 31, 2024, the Parent incurred $6.1 million of costs related to the Transactions described in Note 1 – Business overview and basis of presentation.

Revenue and other transactions entered into in the ordinary course of business

Informa TechTarget enters into revenue arrangements in the ordinary course of business with the Parent and its affiliates, which resulted in recording revenue of $0.2 million and $0.1 million in the three months ended March 31, 2025 and 2024, respectively. The cost of revenues related to these sales between Informa TechTarget and the Parent were not material for the three months ended March 31, 2025 and 2024.

Revolving line of credit

On December 2, 2024, Informa TechTarget entered into a related party loan arrangement with the Informa Group Holdings Limited, which provides Informa TechTarget with a $250.0 million unsecured five-year revolving Credit Facility, which has been drawn upon as of March 31, 2025. Informa TechTarget has paid $1.9 million in certain fees related to the Credit

Facility, which have been capitalized and included in other non-current assets. Amortization of these commitment fees into interest expense was $0.1 million for the three months ended March 31, 2025.

On January 23, 2025, Informa TechTarget drew upon the Credit Facility in the amount of $135.0 million which remained outstanding as of March 31, 2025 and is classified as a long-term related party line of credit.

Interest income and interest expense

Interest income and interest expense on debt financing and cash pooling arrangements are recorded within interest income and interest expense on related party debt, respectively within the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest income on related party loans receivable	$—	$1,029
Interest expense on related party debt	$1,813	$6,201

The accrued interest expense related to long-term debt to Parent was $0.2 million as of March 31, 2025, and is recorded in related party payables within the accompanying unaudited condensed consolidated balance sheets.

Related party receivables and payables

Informa TechTarget has receivables and payables with the Parent arising from transactions entered into in the ordinary course of business with the Parent, such as related party sales, shared and corporate cost recharges, including payroll and employee related costs, acquisition and integration costs and central operating costs. Related party receivables and payables are recorded in the accompanying unaudited condensed consolidated balance sheets as follows:

	As of
	March 31, 2025	December 31, 2024
Related party receivable	$5,103	$2,900
Related party payables	$15,229	$4,795

Settlement patterns of related party payables vary from transaction to transaction and are repaid on a non-routine basis. Changes in related party receivables and payables are presented in operating activities in the unaudited condensed consolidated statement of cash flows.

Transitional services agreement

In connection with the Merger, Informa TechTarget entered into a transitional service agreement with Informa Group Limited to receive certain business support services for generally up to 18 months after the closing for a monthly fee of $1.8 million. These services include, but not limited to, IT services, accounting & financial services, HR & payroll services, property services, and business support services. For the three months ended March 31, 2025, Informa TechTarget had incurred $5.5 million for such services, which are classified within general and administrative expenses. As of March 31, 2025, $7.4 million has yet to be settled and is classified within related party payables.

Reverse transitional services agreement

In connection with the Merger, Informa TechTarget entered into a reverse transitional service agreement with Informa Group Limited to provide property services to the Parent for a fixed monthly fee. For the three months ended March 31, 2025, activities related to this service were $0.1 million, which has been recorded within related party receivable.

12. Segments

Informa TechTarget has determined it operates as a single operating and reportable segment. The Company generates revenue by providing market insight and market access to the technology market, including enterprise technology, artificial intelligence, channel, cybersecurity, media & entertainment, and service providers.

The CODM is the Chief Executive Officer. The CODM is the highest level of management responsible for assessing the Company’s overall performance, and making operational decisions such as resource allocations related to operations, product prioritization, and delegations of authority. The CODM has determined that the Company operates in a single operating and reportable segment. The accounting policies of this segment are the same as those described in the summary of significant accounting policies. The CODM’s assessment of performance and allocation of resources for the operating segment is based on consolidated net income. The CODM uses net income to evaluate income generated from the segment assets in deciding whether to reinvest profits into the segment or for acquisitions or to pay dividends. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The measure of segment assets is reported on the balance sheet as total consolidated assets. There is no expense or asset information that is supplemental to those disclosed in these unaudited condensed consolidated financial statements and that is regularly provided to the CODM.

Significant expenses are presented on the unaudited condensed consolidated statement of income (loss) and comprehensive income (loss), which is regularly reviewed by the CODM. In addition, the CODM is regularly provided with direct staff costs as a significant expense, which was $69.2 million and $33.3 million for the three months ended March 31, 2025 and 2024, respectively.

13. Subsequent Event

Market volatility

Subsequent to March 31, 2025, and through the date of filing of this Quarterly Report on Form 10-Q, the Company experienced a significant decline in its market capitalization as a result of the decline in the Company’s stock price. Management concluded that this decline, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, was a triggering event requiring assessment of goodwill impairment in the second quarter of 2025 and anticipates a non-cash impairment of goodwill, in the second quarter of 2025, as a result of the reduction in its market capitalization. The Company is still performing its quantitative assessment for each reporting unit at this time and the potential amount of impairment for each reporting unit, if any, is unknown.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to "Cautionary Note Regarding Forward-Looking Statements” on page 37 of this Quarterly Report on Form 10-Q.

Overview

Background

Informa TechTarget, together with its subsidiaries, is a leading B2B growth accelerator, informing and influencing technology buyers and sellers globally.

Following a period of expansion, the specialist technology research business of Informa TechTarget is now among the largest providers of these services. Informa TechTarget employs expert analysts to create data-driven intelligence products and advisory services for product managers, corporate strategists and the C-suite, challenging market strategies, sharpening product roadmaps and accelerating time to market and revenue.

Omdia, Industry Dive, NetLine, Canalys and Wards and Former TechTarget are important components of Informa TechTarget. These products or businesses and their portfolio of digital media brands inform, educate and influence tech buyers, creating engaged, specialist audiences and deliver first party data records. As of March 31, 2025, our business had more than 53.4 million registered members and users of our own media brands.

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

For Informa TechTarget, investment in innovation and growth in research and development (“R&D”) budgets provide a leading indicator of demand for its products and services. This growth in technology-related R&D is driving a new wave of investment and innovation, enhancing existing products and inspiring the next generation of products and services.

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

Because most of Informa TechTarget’s clients are B2B technology companies, the success of Informa TechTarget is intrinsically linked to the health, and subject to the market conditions, of the technology industry. Informa TechTarget has recently been affected by macro-economic conditions, in particular the negative impact of economic uncertainty, rising inflation and interest rates on the technology industry, which has impacted investment levels and overall client marketing expenditure. Although management cannot quantify the impact of macro-economic factors on Informa TechTarget's future results, any worsening of market conditions could negatively impact its financial position and liquidity. Marketing, advertising services and sponsorship revenue is more immediately impacted by changes in client spending and current macro-economic conditions than other revenue categories.

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

The Informa TechTarget businesses, help both buyers of B2B technology with knowledge and intelligence, supporting them through different stages of the buyer journey, and sellers of B2B technology in identifying relevant buyers for their products, who are in-market and with the greatest purchasing intent. These digital solutions fall into a number of categories:

•
Brand solutions: Brand solutions offer B2B marketers the opportunity to grow brand awareness through direct exposure to specialist technology and business audiences across the businesses’ portfolio of 14 online products and off-network through audience extension programs. Solutions include digital display banners, newsletter sponsorships and email marketing, enabling technology vendors to gain exposure and benefit from association with the businesses’ specialist brands and high quality editorial content amongst our readership base of engaged technology buyers. Brand solutions include the Industry Dive portfolio of more than 35 specialist brands, which deliver high quality business journalism to niche audiences, offering outbound email sponsorship opportunities to vendors looking to build awareness and reach key decision makers.
•
Demand solutions: The businesses enable marketers to directly engage prospective buyers through a portfolio of content marketing programs, including webinars, whitepapers, playbooks, virtual events and surveys. Through syndicating these across owned media properties and to NetLine’s publisher network, marketers can influence B2B tech buyers and generate demand for their products and services. The businesses are focused on delivering high-quality leads to marketers by gating their content across properties to maximize return on investment. The BrightTALK platform and audience outreach offerings allow our customers to create, host and promote webinars, virtual events and video content. Customers create their own hosted Channels on the platform where they schedule both live and on-demand webinars for promotion to BrightTALK’s community of in-market accounts and prospects. The BrightTALK Channel also enables customers to self-administer lead generation campaigns, set up workflow integrations between the Channel and their CRM and MAP systems, and access reporting detailing the size and growth of their community of subscribers over time. Customers may also create an off-network embedded Channel page on their own corporate website featuring content in their BrightTALK Channel, as well as an embedded BrightTALK registration form that captures and converts interested individuals to marketing leads.
•
Custom content services: Through StudioID, BrightTALK Studio, and Enterprise Strategy Group custom content offerings, we support marketers with their end-to-end content strategy by offering proprietary audience research to inform campaigns, strategic design and development, and original content production. Marketers leverage our award-winning deep industry expertise to create journalistic or analyst-sourced content across 40 different formats and multiple languages, which can then be distributed across our network. We also offer content licensing through Marketplace, whereby marketers curate relevant content from a selection of publishers and then distribute the content on their own channels to align themselves with top voices in their industries.
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
•
IT Deal Alert: IT Deal Alert is a suite of data, software and services designed for B2B technology companies that leverages detailed purchase intent data we collect from enterprise technology organizations and professionals browsing and purchasing IT products on our network of websites and engaging with our webinar community platform. Through our proprietary data-capture and scoring methodologies, we help our customers identify and prioritize accounts and contacts whose content consumption and online research activities around specific enterprise technology topics indicate that they are “in-market” for a particular B2B technology product or service. The suite of products and services includes Priority Engine™ and Qualified Sales Opportunities™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform that integrates with customer relationship management (“CRM”) and marketing automation platforms (“MAPs”)—Salesforce.com, Marketo, Hubspot, Eloqua, Pardot, and Integrate —to deliver lead generation workflow solutions. These workflows enable marketers and sales forces to identify, prioritize, and engage accounts and individuals actively researching new technology purchases or upgrades. Qualified Sales Opportunities™ is a product that profiles active purchase projects through surveys and interviews with business technology professionals whose online behavior suggests an upcoming technology purchase, providing insights into project scope, purchase criteria and vendors under consideration.

Critical Accounting Policies and Use of Estimates

Preparation of the accompanying unaudited condensed consolidated financial statements requires management to make judgments, assumptions and estimates regarding uncertainties that could affect reported revenue, expenses, assets, liabilities and equity. The most significant areas where management’s judgments, assumptions and estimates impact the unaudited condensed consolidated financial statements are described below. Actual results in these areas could differ materially from management’s estimates under different assumptions and conditions. Significant accounting policies are described fully in Note 2. Significant accounting policies to the unaudited condensed consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of presentation and corporate expense allocations

The accompanying unaudited condensed consolidated financial statements and related notes represent the business referred to as the Informa Tech Digital Business for the periods preceding the date of the Transactions and include the performance of Former TechTarget from the date of the closing of the Merger. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments have been included such that the unaudited condensed consolidated financial statements are fairly stated. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. Prior to the Transaction, the Informa Tech Digital Business previously were operated as part of the Informa Tech division of Informa and not as a standalone entity and had no separate legal status or existence. As such, the financial position and results of operations, for the periods prior to the Transaction, have been derived from Informa’s historical accounting records and are presented on a carve-out basis. Intercompany transactions, profits and balances among the Informa Tech Digital Business’ entities have been eliminated. Sale and purchase transactions between Informa TechTarget and other Informa affiliates are included in the condensed consolidated financial statements.

Accordingly, the accompanying unaudited condensed consolidated financial statements reflect some charges for costs directly related to Informa TechTarget. Informa TechTarget has been allocated a portion of costs incurred by Informa for certain central functions and other operations that are used by Informa TechTarget, including but not limited to executive oversight, finance, treasury, tax, legal, human resources, technology, marketing and other shared services. All such costs are reflected in the accompanying unaudited condensed consolidated financial statements. These costs were allocated using a methodology that Management believes is reasonable for the item being allocated. Allocation methodologies include Informa TechTarget’s relative share of revenues, headcount, usage, or functional spend as a percentage of the total. While management believes the methodologies and assumptions used to allocate these costs are reasonable, the unaudited condensed consolidated financial statements do not purport to represent the financial position, results of operations, changes in equity, and cash flows of Informa TechTarget in the future, or what such costs would have been had Informa TechTarget operated as a stand-alone entity during the periods presented.

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

When performance obligations are combined into a single contract, Informa TechTarget utilizes the relative stand-alone selling price (“SSP”) of each product or service to allocate the transaction price among the performance obligations, which is generally determined based on the prices charged to the clients when sold on a stand alone basis or using expected cost plus a margin, with any discounts allocated across the performance obligations. Revenue for each category type of revenue is typically fixed at the date of the order and is not variable.

Revenue from fixed fee engagements are recognized over time as Informa TechTarget works to satisfy its performance obligations as Informa TechTarget generally has an enforceable right to payment for performance completed to date.

Goodwill, long-lived assets and impairment

As of March 31, 2025 and December 31, 2024, goodwill was $515.5 million and $973.4 million, respectively. Informa TechTarget's goodwill represents the excess purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. Informa TechTarget performs an assessment of goodwill for impairment annually as of December 31 or whenever events or changes in circumstances indicate there may be an impairment.

The Company may assess goodwill for impairment initially using a qualitative approach to determine whether conditions exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Among the factors that could trigger an impairment review are a reporting unit’s operating results declining relative to its operating plan or historical performance, competitive pressures, changes in the general markets in which it operates, and a sustained decline in share price. If the Company concludes, based on its assessment of relevant events, facts, and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. Alternatively, the Company may elect to initially perform a quantitative analysis instead of starting with a qualitative analysis. These assessments require the Company to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors. The non-cash goodwill impairment loss is the difference between the reporting unit's fair value and carrying value, not to exceed the carrying amount of the goodwill.

As of March 31, 2025, the Company had five reporting units: Legacy TechTarget, Bluefin, NetLine, Industry Dive, and Canalys. The Company identified a sustained decline in share price during the first quarter of 2025 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for all reporting units. For the three months ended March 31, 2025, Informa TechTarget performed the required impairment tests of goodwill on its reporting units using a discounted cash flow model with the following key assumptions in the fair value calculations:

•
Projected cash flows: For the 2025 reporting period, the Company used a two-stage valuation approach to projected cash flows, which included key assumptions of forecasted revenue growth rate and EBITDA margin followed by a steady state period of long-term growth. Forecasts for the first stage include management expectations of Informa TechTarget's financial performance with key assumptions of forecasted revenue growth rate and EBITDA margin and represent the best estimate of the future performance of the relevant reporting units, followed by a steady state period of long-term growth.
•
Discount rate: For the 2025 reporting period, a post-tax discount rate using a weighted average cost of capital methodology. For the cost of debt, Informa TechTarget considered market rates, based on entities with a comparable credit rating. The cost of equity is calculated using the Capital Asset Pricing Model methodology. The discount rates include appropriate risk premiums to reflect additional risks of the specific reporting units being tested.
•
Long-term growth rate: For the 2025 reporting period, long-term growth rates are based on external factors such as long-term Consumer Price Index rates and external market reports for the main geographic markets in which each reporting unit operates and therefore are not considered to exceed the long-term average growth prospects for the individual markets. Long-term growth rates have not been risk adjusted to reflect any of the specific reporting unit uncertainties noted above, as these uncertainties are already reflected in the discount rates used.
•
Tax rate: For the 2025 reporting period, the tax rate is based on external reports of the weighted-average corporate tax rates for the main geographic markets in which each reporting unit operates.
•
Net working capital rate: For the 2025 reporting period, the net working capital rate is based on the market participant level of cash free net working capital, and a comparison of guideline public companies.
•
Capital expenditures rate: For the 2025 reporting period, the capital expenditures rate is based on the Company’s historical depreciation expense.

There is a significant degree of uncertainty associated with these key assumptions. Projected cash flows, including key assumptions of forecasted revenue growth rates and EBITDA margin, are contingent on the Company’s ability to accurately forecast future financial performance, which is subject to factors beyond the Company’s control such as changes in market conditions, economic downturns, and competitive pressures. The discount rate also incorporates market-based rates and risk premiums that are subject to fluctuations due to shifts in macroeconomic factors, investor sentiment, and changes in the Company's perceived risk profile. Moreover, the long-term growth rate assumption, although derived from reputable external sources, can be influenced by unforeseeable changes in industry dynamics, regulatory environments, and technological advancements that may impact growth trajectories. Consequently, while these assumptions are grounded in established financial theories and best estimates, there is an inherent degree of uncertainty.

Canalys

Based on the quantitative fair value testing, a goodwill impairment of $19.7 million was recognized as of March 31, 2025. The carrying value of goodwill in the Canalys reporting unit as of March 31, 2025 was $30.8 million post impairment. A 10% change in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have increased or decreased the goodwill impairment recognized by $20.0 million and $30.0 million, respectively. A 10% change in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of March 31, 2025 would have increased or decreased the goodwill impairment recognized by $27.0 million and $28.0 million, respectively. A 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have increased or decreased the goodwill impairment recognized by $5.0 million and $8.0 million, respectively. A 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have increased or decreased the goodwill impairment recognized by $4.0 million and $6.0 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Legacy TechTarget

Based on the quantitative fair value testing, a goodwill impairment of $188.5 million was recognized as of March 31, 2025. The carrying value of goodwill in the Legacy TechTarget reporting unit as of March 31, 2025 was $248.2 million post impairment. A 7.6% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have resulted in all goodwill being impaired. A 4.9% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. A 7.8% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of March 31, 2025 would have resulted in all goodwill being impaired. A 6.5% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. A 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have increased or decreased the goodwill impairment recognized by $83.0 million and $108.0 million, respectively. A 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have increased or decreased the goodwill impairment recognized by $63.0 million and $82.0 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Bluefin

Based on the quantitative fair value testing, a goodwill impairment of $123.5 million was recognized as of March 31, 2025. The carrying value of goodwill in the Bluefin reporting unit as of March 31, 2025 was $53.3 million post impairment. An 8.5% decrease in the weighted average forecasted revenue growth rate would have resulted in all goodwill being impaired. A 10% increase in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have decreased the goodwill impairment recognized by $89.0 million. A 3.9% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of March 31, 2025 would have resulted in all goodwill being impaired. A 9.3% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. A 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have increased or decreased the goodwill impairment recognized by $16.0 million and $20.0 million, respectively. A 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have increased or decreased the goodwill impairment recognized by $11.0 million and $14.0 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Industry Dive

Based on the quantitative fair value testing, a goodwill impairment of $127.4 million was recognized as of March 31, 2025. The carrying value of goodwill in the Industry Dive reporting unit as of March 31, 2025 was $141.7 million post impairment. A 10% decrease in the weighted average forecasted revenue growth rate would have increased the goodwill impairment recognized by $89.0 million. A 9.9% increase in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have resulted no impairment in the period. A 10% decrease in the weighted average EBITDA margin would have increased the goodwill impairment recognized by $138.0 million. A 9.2% increase in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of March 31, 2025 would have resulted in no impairment in the period. A 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have increased or decreased the goodwill impairment recognized by $28.0 million and $37.0 million, respectively. A 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have increased or decreased the goodwill impairment recognized by $21.0 million and $28.0 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

NetLine

After completing the testing, the fair value of the reporting unit exceeded its carrying value by approximately 25.9%, and therefore, there was no impairment to goodwill. The carrying value of goodwill in the NetLine reporting unit as of March 31, 2025 was $41.5 million.

During the three months ended March 31, 2024, there were no indicators of impairment.

Informa TechTarget continues to observe a substantial sustained decline in the price of the Company's stock from the closing price of $14.81 as of March 31, 2025 to the closing price of $7.40 as of July 11, 2025. After considering other qualitative factors, the Company anticipates there will be a triggering event as of June 30, 2025 indicating goodwill may be further impaired in the Company's reporting units. Accordingly, the Company anticipates performing a quantitative impairment test for each of the Company's reporting units during the interim period ended June 30, 2025. Any resulting impairment loss could have a material adverse impact on the Company's statement of financial position and results of operations. The Company anticipates additional non-cash impairment of goodwill, in the second quarter of 2025, as a result of the decline in the Company’s stock price and the reduction in its market capitalization relative to current book values. The Company is still performing its quantitative assessment, which includes updating its forecasted growth rates through the end of 2026 for each reporting unit at this time and the potential amount of impairment for each reporting unit, if any, is unknown at this time.

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

The determination of the fair value of identifiable intangible assets involves significant assumptions and estimates, including, but not limited to projected revenue growth rates and EBITDA margins, future customer attrition, discount rates, royalty rates, technology obsolescence factors, useful economic lives and expected future cash flows. Although management believes the assumptions and estimates for historical acquisitions to be reasonable and appropriate, they require judgment and are based on experience and historical information from all of the acquired entities. A change in these estimates could cause a materially different value of intangible assets to be recognized with an opposing impact on the goodwill arising from the transaction.

At the acquisition date of a business combination and at each subsequent balance sheet date, consideration contingent on future performance over the contractual earn-out period are remeasured to fair value. Informa TechTarget utilizes significant estimates and assumptions in determining the estimated contingent consideration and associated expense or gain at each balance sheet date. The liabilities are measured against the contractually agreed performance targets at each subsequent reporting date with any adjustments recognized in the unaudited condensed consolidated income statement. The estimation of these liabilities requires the Company to make judgements concerning the future performance of related businesses over the contingent consideration period. The estimation uncertainty risk of payments greater than one year is higher due to the forecast nature of the inputs.

Components of Results of Operations

Revenues

Revenue is disaggregated into four categories: Marketing, advertising services and sponsorship; Intelligence subscription services; Advisory services; and Exhibitor and attendee revenue.

These products and services are delivered under both short-term contracts that run for the length of a given marketing/sales program, typically less than nine months, and through integrated contracts exceeding 270 days (“longer-term contracts”) covering various client needs. Longer-term contracts include a range of annual subscription products, which are paid for in advance. In the three months ended March 31, 2025 and 2024, 37% and 41% of our revenues were from longer-term contracts, respectively.

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

Acquisition and integration costs

Acquisition-related costs that are not part of purchase consideration are expensed as incurred. These costs typically include finder’s fees, legal, accounting, and other professional costs. Integration-related costs represent costs that relate directly to combining Informa TechTarget and its acquired businesses and are expensed as incurred. Integration-related costs typically include strategic consulting services, employee-related costs, such as retention and severance, costs to integrate information technology infrastructure, enterprise planning systems, processes, and other non-recurring integration-related costs.

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

Impairment of long-lived assets and goodwill

Impairment of long-lived assets and goodwill primarily relates to lease impairment and goodwill impairment in each of the Company’s reporting units, with the exception of NetLine.

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

Related party interest expense

Related party interest expense consists of interest on related-party loans at the effective interest rate applicable and the unsecured five-year revolving Credit Facility with Informa Group Holdings Limited (the “Credit Facility”). The interest rate on the unsecured revolving Credit Facility is variable.

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

Results of Operations

The following table sets forth a summary of certain key financial information for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,		Percent Change
	2025	2024	2025 vs 2024
		As Restated
Revenues:	$103,887	$58,659	77%
Total cost of revenues	(44,160)	(23,969)	84%
Gross profit	59,727	34,690	72%
Operating expenses:
Selling and marketing	33,310	13,807	141%
General and administrative	24,284	18,178	34%
Product development	2,789	3,019	(8%)
Depreciation	532	403	32%
Amortization, excluding amortization included in cost of revenues	23,288	10,836	115%
Impairment of goodwill	459,100	—	n.m.
Impairment of long-lived assets	—	1,864	n.m.
Acquisition and integration costs	9,328	6,977	34%
Remeasurement of contingent consideration	—	2,064	n.m.
Total operating expenses	552,631	57,148	867%
Operating loss	(492,904)	(22,458)	2,095%
Interest expense on related party loans	(1,813)	(6,201)	(71%)
Interest income	826	1,234	(33%)
Other income (expense), net	(3,094)	218	(1,519%)
Loss before provision for income taxes	(496,985)	(27,207)	1,727%
Income tax benefit (expense)	(26,403)	7,698	(443%)
Net loss	$(523,388)	$(19,509)	2,583%

Informa TechTarget restated its financial statements as of and for the three months ended March 31, 2024. The amounts in the “As Restated” columns are the updated amounts including the impacts of the errors identified. The restatement is described fully in Note 1. Business overview and basis of presentation to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Comparison of The Three Months Ended March 31, 2025 and 2024

Revenues

	For the Three Months Ended March 31,
	2025	2024	Increase	Percent Change
		As Restated
Marketing, advertising services, and sponsorship	$72,283	$33,481	$38,802	116%
Intelligence subscription services	$18,846	$18,692	$154	1%
Advisory services	$12,546	$6,328	$6,218	98%
Exhibitor and attendee	$212	$158	$54	34%
Total revenues	$103,887	$58,659	$45,228	77%

Revenue for the three months ended March 31, 2025 was $103.9 million, an increase of $45.2 million, or 77%, compared to the three months ended March 31, 2024. The acquisition of Former TechTarget in December 2024 provided $38.4 million in marketing, advertising services, and sponsorship revenues, and $4.5 million in advisory services revenue to the three months ended March 31, 2025.

Cost of Revenues

	For the Three Months Ended March 31,
	2025	2024	Increase	Percent Change
		As Restated
Cost of revenues	$44,160	$23,969	$20,191	84%

Cost of revenues for the three months ended March 31, 2025 was $44.2 million, an increase of $20.2 million, or 84%, compared to the three months ended March 31, 2024. The increase is largely driven by the acquisition of Former TechTarget in December 2024, which contributed $16.2 million in labor and contracted costs. The remaining increase was primarily driven by our increased focus on delivery of services to our customers as part of our integration.

Operating Expenses and Other

	For the Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	Percent Change
		As Restated
Operating expenses:
Selling and marketing	$33,310	$13,807	$19,503	141%
General and administrative	24,284	18,178	6,106	34%
Product development	2,789	3,019	(230)	(8%)
Depreciation	532	403	129	32%
Amortization, excluding amortization included in cost of revenues	23,288	10,836	12,452	115%
Impairment of goodwill	459,100	—	459,100	n.m.
Impairment of long-lived assets	—	1,864	(1,864)	n.m.
Acquisition and integration costs	9,328	6,977	2,351	34%
Remeasurement of contingent consideration	—	2,064	(2,064)	n.m.
Total operating expenses	$552,631	$57,148	$495,483	867%
Interest expense on related party loans	(1,813)	(6,201)	4,388	(71%)
Interest income	826	1,234	(408)	(33%)
Other income (expense), net	(3,094)	218	(3,312)	1,519%
Income tax benefit (expense)	$(26,403)	$7,698	$(34,101)	(443%)

Selling and Marketing. Selling and marketing costs increased by $19.5 million, or 141%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $15.4 million in labor and related costs. The remaining increase was primarily driven by our increased focus on selling and marketing to our customers as part of our integration.

General and Administrative. General and administrative costs increased by $6.1 million, or 34%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $13.2 million. This was partially offset by a reduction in costs due to a decrease in focus on general and administrative and an increase in focus on cost of revenues and selling and marketing.

Product Development. Product development costs decreased by $0.2 million, or (8%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due the acquisition of Former TechTarget in December 2024 which contributed $1.6 million in labor and related costs.

Depreciation. Depreciation expense increased $0.1 million, or 32% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to the acquisition of Former TechTarget in December 2024.

Amortization. Amortization expense increased $12.5 million, or 115% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the acquisition of Former TechTarget in December 2024, which contributed $12.4 million in amortization expenses.

Impairment of Goodwill. As a result of the impairment analysis in the first quarter of 2025, an impairment charge of $459.1 million was recorded relating to the Canalys, Industry Dive, Bluefin Legacy and legacy TechTarget reporting units. Due to the continued decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at March 31, 2025. We estimate the implied fair value of our goodwill primarily using an income approach. Changes in the estimates or assumptions used in our quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to continued increases in costs and other macroeconomic factors.

Impairment of Long-Lived Assets. We did not have any impairment of long-lived assets in the three months ended March 31, 2025. Impairment of long-lived assets in the three months ended March 31, 2024 was $1.9 million due to the exit from Industry Dive’s Washington, D.C. office in March 2024.

Acquisition and Integration Costs. Acquisition and integration expense increased $2.4 million, or 34%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the acquisition of Former TechTarget in December 2024, which contributed $5.9 million. This was partially offset by a $3.5 million decrease in legal, professional accounting and advisory costs from the prior year.

Remeasurement of Contingent Consideration. In the three months ended March 31, 2025, there was no contingent consideration remeasurement. Contingent consideration remeasurement in the three months ended March 31, 2024 was a loss of $2.1 million due to a revision to forecasts to reflect challenging macro-economic conditions, which impacted demand for core email and website sponsorship/advertising products, as technology companies cut back on investment.

Interest expense on related party loans. Interest expense on related party loans decreased $4.4 million, or (71%), in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This significant reduction resulted from the August 2024 settlement of a related party loan originally established to finance the Industry Dive acquisition in fiscal 2022. The loan settlement eliminated associated interest obligations, substantially reducing financing costs in the current reporting period and reflecting improved capital structure following debt resolution. The acquisition of Former TechTarget in December 2024 did not have a material impact on the balance.

Interest Income. Interest income decreased $0.4 million, or (33%), for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to higher cash balances in the current period.

Other Income (expense). Other expense increased by $3.3 million, or 1,519%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a gain on the mark-to-market revaluation of convertible notes of $2.1 million and realized gains from settling intercompany balances denominated in foreign currencies due to the Transaction. The acquisition of Former TechTarget in December 2024 also contributed $1.0 million.

Income Tax Benefit (Expense). Income tax expense for the three months ended March 31, 2025 was $26.4 million, an increase of $34.1 million compared to the income tax benefit of $7.7 million in the three months ended March 31, 2024. The effective tax rate was (5.3)% and 28.3% for the three months ended March 31, 2025 and 2024, respectively. In 2025, the effective tax rate was primarily driven by a non-deductible goodwill impairment, which was not treated as a discrete item due to our history of impairments, and geographic mix of earnings. In 2024, the effective tax rate was primarily driven by non-taxable contingent consideration and non-deductible goodwill impairment.

Liquidity and Capital Resources

At March 31, 2025, our cash and cash equivalents totaled $78.7 million. We utilized cash, short-term investments and $135.0 million of our $250.0 million revolving Credit Facility with Informa to retire approximately $417.0 million of our convertible debt on January 24, 2025. Additionally, as discussed in Note 8. Convertible Notes and Credit Facility, the Company paid $15.0 million to the Credit Facility in the second quarter of 2025. We believe that our existing cash and cash equivalents plus our remaining availability under the revolving Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Informa TechTarget’s primary recurring use of cash is payment of operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as operating expenses for product development, marketing, facilities and overhead costs.

Cash Flows

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$12,235	$(1,753)
Net cash provided by (used in) investing activities	$72,091	$(1,772)
Net cash provided by (used in) financing activities	$(282,033)	$2,401

Net cash provided by (used in) operating activities

Cash flows provided by operating activities for the three months ended March 31, 2025 was $12.2 million, a $14.0 million increase compared to the operating cash outflow for the three months ended March 31, 2024, primarily due to an increase in net loss as adjusted for non-cash items, which were mainly impacted by(i) higher amortization due to the acquisition of Former TechTarget and (ii) the combined net impact of the impairment of goodwill related to the Canalys, Industry Dive, Bluefin Legacy and legacy TechTarget reporting units of $459.1 million.

Net cash provided by (used in) investing activities

Cash flows provided by (used in) from investing activities were $72.1 million and $(1.8) million for the three months ended March 31, 2025 and 2024, respectively. The inflows in the three months ended March 31, 2025 reflected the sale of short-term investments of $76.8 million. The outflows in the three months ended March 31, 2024 reflected increased intangible assets of $1.7 million mainly relating to product development and internally generated software.

Net cash provided by (used in) financing activities

Cash flows provided by (used in) financing activities were $(282.0) million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. The significant outflow in the three months ended March 31, 2025, was due to the repayment of convertible notes of $417.0 million, partially offset by a $135.0 million inflow from our Credit Facility. The inflow for the three months ended March 31, 2024 was due to amounts received from related parties as part of cash pooling arrangements, partially offset by net cash outflows from net Parent investment.

Off Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, Informa TechTarget did not have any significant off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements, other than historical facts, are forward-looking statements, including: statements regarding the expected benefits of the Transactions such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; our expectations surrounding the Transactions and our ability to grow our business and bolster our financial position; our expected contractual obligations and capital expenditures; our future results of operations and financial position; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; the continued remediation of material weaknesses in our internal control over financial reporting; and our competitive market position within our industry. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “plan,” “could,” “would,” “project,” “predict,” “continue,” “target,” or the negatives of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.

We can give no assurance that such plans, estimates, or expectations will be achieved, and therefore, actual results may differ materially from any plans, estimates, or expectations in such forward-looking statements. Important factors that could cause actual results to differ materially from such plans, estimates, or expectations include, among others: unexpected costs, charges, or expenses resulting from the Transactions; uncertainty regarding our expected financial performance; failure to realize the anticipated benefits of the Transactions, including as a result of integrating our Informa Tech Digital Business with our legacy TechTarget business; our ability to implement our business strategy; difficulties and delays in achieving revenue and cost synergies; evolving legal, regulatory, and tax regimes; changes in economic, financial, political, and regulatory conditions in the United States and elsewhere, and other factors that contribute to uncertainty and volatility; natural and man-made disasters, civil unrest, pandemics, geopolitical uncertainty and conflicts, and conditions that may result from legislative, regulatory, trade, and policy changes associated with the current or subsequent U.S. administrations; our ability to meet expectations regarding the accounting and tax treatments of the Transactions; market acceptance of our products and services; the impact of pandemics and future health epidemics and any related economic downturns on us and the markets in which we and our customers operate; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and IT industries; data privacy and artificial intelligence laws, rules, and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including instability in the regional banking sector, disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, tariffs and trade disputes, rising inflation and interest rate fluctuations on our operating results; and other matters included in our filings with the SEC.

Other factors may affect the accuracy and reliability of forward-looking statements. We caution you not to place undue reliance on any of these forward-looking statements as they are not guarantees of future performance or outcomes. Actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report.

Any forward-looking statements speak only as of the date of this Quarterly Report. Neither we, nor our affiliates, advisors or representatives, undertake any obligation to update any forward-looking statements, whether as a result of new information or developments, future events, or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

We currently have subsidiaries in the United Kingdom, Hong Kong, China, Australia, Singapore, Germany and France. Approximately 33% of our revenues for the three months ended March 31, 2025 were derived from customers with billing addresses outside of the United States and our foreign exchange losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We also maintain receivables and cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, our foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose us to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest rate risk

At March 31, 2025, we had cash and cash equivalents totaling $78.7 million. The cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We are exposed to market risk for changes in interest rates related to our Credit Facility, which provides for borrowing up to $250.0 million. Interest on the Credit Facility is calculated by reference to the Secured Overnight Financing Rate (“SOFR”), plus 2.5% per annum. Assuming that the amounts available under the Credit Facility were fully drawn, a 1% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $2.5 million per year.

Inflation

Although we cannot accurately anticipate the future effect of inflation on our financial condition or results of operations, inflation historically has not had a material impact on our operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases for services. Our inability to do so could harm our business, financial condition or results of operations.

Item 4. Controls and Procedures

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to the material weaknesses in our internal control over financial reporting as described below.

Notwithstanding the material weaknesses, and based on the additional analyses and other procedures management performed, we have concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q state fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, in accordance with generally accepted accounting principles in the United States of America.

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2024, which remain unremediated as of March 31, 2025:

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

Remediation of Previously Identified Material Weaknesses

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, the Company may be subject to various claims and proceedings. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors we have previously disclosed in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 28, 2025. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the SEC.

Item 5. Other Information

Trading Plans

There were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted, modified, or terminated by any directors or officers (as defined in Rule 16a-1(f)) of the Company during the quarterly period covered by this report.

Item 6. Exhibits

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

* Certain annexes to the Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Certain schedules, annexes and exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules, annexes and exhibits to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.

Date:	July 14, 2025	By:	/s/ Gary Nugent
Gary Nugent
Chief Executive Officer and Director
(principal executive officer)

Date	July 14, 2025	By:	/s/ Daniel T. Noreck
Daniel T. Noreck
Chief Financial Officer and Treasury
(principal financial and accounting officer)