Form 10-Q
period 2025-06-30
TechTarget, Inc.
filed 2025-08-12
CIK 2018064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025 the registrant had 71,489,000 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TechTarget, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$61,732	$275,983
Short-term investments	—	77,705
Accounts receivable, net of allowance for credit losses of $1,872 and $907 respectively	78,039	79,039
Related party receivables	6,826	2,900
Prepaid taxes	7,140	6,443
Prepaid expenses and other current assets	14,609	13,547
Total current assets	168,346	455,617
Non-current assets:
Property and equipment, net	3,695	4,621
Goodwill	134,978	973,398
Intangible assets, net	767,896	808,732
Operating lease right-of-use assets	13,696	15,907
Deferred tax assets	5,118	5,097
Other non-current assets	2,790	3,115
Total non-current assets	928,173	1,810,870
Total assets	$1,096,519	$2,266,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,186	$10,639
Related party payables	18,679	4,795
Contract liabilities	61,504	44,825
Operating lease liabilities	5,240	5,186
Accrued expenses and other current liabilities	22,060	29,328
Accrued compensation expenses	20,923	18,093
Income taxes payable	36,478	6,701
Convertible debt	—	415,690
Total current liabilities	175,070	535,257
Non-current liabilities:
Operating lease liabilities	12,366	15,107
Other liabilities	5,326	4,913
Related party revolving line of credit	120,000	—
Deferred tax liabilities	115,076	139,356
Total non-current liabilities	252,768	159,376
Total liabilities	$427,838	$694,633
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,489,000 shares issued and outstanding at June 30, 2025; 71,460,169 shares issued and outstanding at December 31, 2024	71	71
Additional paid-in capital	1,634,904	1,626,785
Retained deficit	(997,987)	(75,937)
Accumulated other comprehensive income	31,693	20,935
Total stockholders’ equity	668,681	1,571,854
Total liabilities and stockholders’ equity	$1,096,519	$2,266,487

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
		As Restated		As Restated
Revenues[1]	$119,943	$62,968	$223,830	$121,627
Cost of revenues[1,2]	(51,164)	(26,701)	(95,324)	(50,670)
Gross profit	68,779	36,267	128,506	70,957
Operating expenses:
Selling and marketing[2]	37,063	14,072	70,373	27,879
General and administrative[1,2]	18,921	17,394	43,205	35,572
Product development[2]	2,596	2,909	5,385	5,928
Depreciation	531	384	1,063	787
Amortization, excluding amortization of $2,950, $143, $5,423 and $245 included in cost of revenues	22,898	11,194	46,186	22,030
Impairment of goodwill	382,248	—	841,348	—
Impairment of long-lived assets	—	155	—	2,019
Acquisition and integration costs[1]	14,811	22,477	24,139	29,454
Remeasurement of contingent consideration	—	2,100	—	4,164
Total operating expenses	479,068	70,685	1,031,699	127,833
Operating loss	(410,289)	(34,418)	(903,193)	(56,876)
Related party interest expense	(2,815)	(6,202)	(4,628)	(12,403)
Interest income[1]	62	1,231	888	2,464
Other income (expense), net	(5,222)	152	(8,316)	371
Loss before provision for income taxes	(418,264)	(39,237)	(915,249)	(66,444)
Income tax benefit (provision)	19,602	(966)	(6,801)	6,732
Net loss	$(398,662)	$(40,203)	$(922,050)	$(59,712)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	6,768	(669)	10,758	1,882
Total comprehensive loss	$(391,894)	$(40,872)	$(911,292)	$(57,830)
Net loss per common share:
Basic	(5.58)	(0.97)	(12.90)	(1.43)
Diluted	(5.58)	(0.97)	(12.90)	(1.43)
Weighted average common shares outstanding:
Basic	71,487,725	41,651,366	71,476,670	41,651,366
Diluted	71,487,725	41,651,366	71,476,670	41,651,366

(1) Amounts include related party transactions as follows:
Revenues	347	70	571	154
Cost of revenues	323	53	600	53
General and administrative	4,917	8,416	10,294	16,921
Interest income	—	834	—	1,863
Acquisition and integration costs	12,101	20,940	19,361	26,995

(2) Amounts include stock-based compensation expense as follows:
Cost of revenues	426	—	734	—
Selling and marketing	2,776	—	5,533	—
General and administrative	773	300	1,484	566
Product development	185	—	368	—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Net Parent Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	As Restated	As Restated	As Restated
Balance, December 31, 2023	(76,580)	22,245	$(54,335)
Net loss	(19,509)	—	(19,509)
Net transfers to Parent	(3,098)	—	(3,098)
Other comprehensive income	—	2,551	2,551
Balance, March 31, 2024	$(99,187)	$24,796	$(74,391)
Net loss	(40,203)	—	(40,203)
Net transfers from Parent	22,789	—	22,789
Other comprehensive loss	—	(669)	(669)
Balance, June 30, 2024	$(116,601)	$24,127	$(92,474)

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2024	71,460,169	71	1,626,785	(75,937)	20,935	$1,571,854
Net loss	—	—	—	(523,388)	—	(523,388)
Other comprehensive income	—	—	—	—	3,990	3,990
Issuance of shares of common stock from RSU awards	25,012	—	—	—	—	—
Stock-based compensation	—	—	3,959	—	—	3,959
Balance, March 31, 2025	71,485,181	$71	$1,630,744	$(599,325)	$24,925	$1,056,415
Net loss	—	—	—	(398,662)	—	(398,662)
Other comprehensive income	—	—	—	—	6,768	6,768
Other share issuances	100	—	—	—	—	—
Issuance of shares of common stock from RSU awards	3,719	—	—	—	—	—
Stock-based compensation	—	—	4,160	—	—	4,160
Balance, June 30, 2025	71,489,000	$71	$1,634,904	$(997,987)	$31,693	$668,681

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	June 30,
	2025	2024
		As Restated
Operating Activities:
Net loss	$(922,050)	$(59,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,063	787
Amortization	51,609	22,275
Provision for bad debt	965	609
Operating lease expense	2,520	1,157
Stock-based compensation	8,119	566
Deferred tax provision	(24,302)	(7,350)
Impairment of long-lived assets	—	2,019
Impairment of goodwill	841,348	—
Fair value adjustment to debt	1,323	—
Gain on disposal of intangibles	—	90
Gain on disposal of property, plant and equipment	5	44
Remeasurement of contingent consideration	—	4,164
Net foreign exchange (gain)/loss	7,849	(79)
Other	(333)	—
Changes in operating assets and liabilities (net of the impact of acquisitions):
Accounts receivable	1,567	(2,167)
Prepaid expenses and other current assets	(1,227)	(523)
Related party receivables	(3,855)	(429)
Accounts payable	(602)	(2,439)
Income taxes payable	29,466	223
Accrued expenses and other current liabilities	(7,784)	(691)
Accrued compensation expenses	2,433	—
Operating lease liabilities with right of use	(2,994)	(1,500)
Contract liabilities	15,152	16,797
Contingent consideration	—	(1,020)
Other assets (liabilities)	257	515
Related party payables	13,177	(4,403)
Net cash provided by (used in) operating activities	13,706	(31,067)
Investing activities:
Purchases of property and equipment, and other capitalized assets	(81)	(265)
Purchases of intangible assets	(8,488)	(3,387)
Purchase of investments	(291)	—
Sale of short-term investments	76,795	—
Net cash provided by (used in) investing activities	67,935	(3,652)
Financing activities:
Cash pool arrangements with Parent	—	17,506
Contingent consideration settlement	—	(3,980)
Proceeds from related party long term debt	135,000	—
Repayment of related party long term debt	(15,000)	—
Repayment of convertible notes	(417,033)	—
Net transfers from Parent	—	18,687
Net cash provided by (used in) financing activities	(297,033)	32,213
Effect of exchange rate changes on cash and cash equivalents	1,141	(147)
Net decrease in cash and cash equivalents	(214,251)	(2,653)
Cash and cash equivalents at beginning of year	275,983	10,789
Cash and cash equivalents at June 30	$61,732	$8,136
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$817	$186
Cash paid for interest on related party long term debt	$4,376	$13,230
Schedule of non-cash investing and financing activities:
Intangible asset purchases included in accrued expenses and other current liabilities	$—	$157

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

The Transactions

On January 10, 2024, Informa, PLC (“Informa” or “Parent”) entered into a definitive agreement (the “Transaction Agreement”) to combine Informa Intrepid Holdings Inc. (“Informa Tech Digital Business” or “Informa Intrepid” or “Accounting Predecessor”), a carved-out business wholly-owned by Informa, with former TechTarget, Inc. (“Former TechTarget”) under CombineCo. In accordance with the Transaction Agreement, Informa contributed the Informa Tech Digital Business along with $350.0 million in cash, in exchange for CombineCo common stock (the “Transaction”). Additionally, CombineCo paid each Former TechTarget shareholder as consideration for one common share of Former TechTarget (i) one share of CombineCo common stock and (ii) cash consideration of approximately $11.70 per share of Former TechTarget common stock (the “Merger”, with the Transaction, collectively the “Transactions”). The Merger closed on December 2, 2024 (the “Acquisition Date”), with Informa then holding a 58% interest in CombineCo and Former TechTarget shareholders holding the remaining 42% interest in CombineCo. CombineCo changed its name to TechTarget, Inc. upon completion of the Merger.

Basis of presentation

The Merger was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combination. The condensed consolidated financial statements prior to the Acquisition Date reflect the financial statements of the Informa Tech Digital Business, as Accounting Predecessor to Informa TechTarget and the historical consolidated financial statements of Former Tech Target are consolidated only from the Acquisition Date forward.

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

Restatement of previously issued financial statements

Informa TechTarget restated its previously issued financial statements as of December 31, 2023 and for the years ended December 31, 2023 and 2022 in its Form 10-K filed with the SEC on May 28, 2025. The restatement included the impact on the previously issued unaudited interim financial information through September 2024. Informa TechTarget has restated its previously issued financial statements for the three and six months ended June 30, 2024 in this Form 10-Q in accordance with ASC 250, Accounting Changes and Error Corrections. The Company has also restated impacted amounts within the notes to the unaudited condensed consolidated financial statements, as applicable.

In connection with the preparation of its fiscal 2024 condensed consolidated financial statements, the following errors related to previously issued unaudited interim financial statements for the three and six months ended June 30, 2024 were identified and corrected:

1.
Customer relationship intangible asset amortization: The Company amortized acquired customer relationship intangible assets on a straight-line basis, as opposed to a method that reflect the pattern of consumption. The correction of this error resulted in an adjustment to increase amortization expense of $2.9 million and $5.7 million for the three and six months ended June 30, 2024, respectively.
2.
Contingent consideration: The Company identified an error in the fair value of the Industry Dive contingent consideration principally related to the inputs used in the valuation model used to determine the fair value of the Industry Dive contingent consideration in purchase accounting related to its acquisition in September 2022 and the related subsequent fair value valuations of contingent consideration through September 2024. The correction of this error resulted in an increase in the contingent consideration remeasurement loss of $0.7 million and $1.5 million recorded for the three and six months ended June 30, 2024, respectively.
3.
Income tax: The Company recorded the income tax impact of correcting the above errors and other adjustments (described below) for the three and six months ended June 30, 2024, resulting in an increase in the income tax provision of $0.9 million and an increase in the income tax benefit of $3.9 million, respectively.

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

Impact of restatement

The following tables present the as-restated financial statement line items for the unaudited condensed consolidated statement of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2024 and unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2024. The amounts in the “As Reported” columns below are amounts derived from the Company’s previously filed unaudited condensed combined financial statements included in the Company's Form 8-K, filed with the SEC on December 6, 2024. The amounts in the “Adjustment” columns present the impact of the adjustments described above. The amounts in the “As Restated” columns are the updated amounts including the impacts of the adjustments identified.

Unaudited condensed consolidated statement of income (loss) and comprehensive income (loss):

	Three months ended June 30, 2024			Six months ended June 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue	$62,985	$(17)	$62,968	$122,278	$(651)	$121,627
Gross profit	36,284	(17)	36,267	71,608	(651)	70,957
General and administrative	17,069	325	17,394	35,704	(132)	35,572
Amortization	8,321	2,873	11,194	16,283	5,747	22,030
Acquisition and integration costs	21,895	582	22,477	29,648	(194)	29,454
Remeasurement of contingent consideration	1,400	700	2,100	2,663	1,501	4,164
Total operating expenses	66,205	4,480	70,685	120,911	6,922	127,833
Operating loss	(29,921)	(4,497)	(34,418)	(49,303)	(7,573)	(56,876)
Interest expense on related party loans				(12,793)	390	(12,403)
Interest income				3,549	(1,085)	2,464
Loss before provision of income taxes	(34,740)	(4,497)	(39,237)	(58,176)	(8,268)	(66,444)
Benefit for income taxes	(95)	(871)	(966)	2,860	3,872	6,732
Net loss	(34,835)	(5,368)	(40,203)	(55,316)	(4,396)	(59,712)
Total comprehensive loss	(35,504)	(5,368)	(40,872)	(53,434)	(4,396)	(57,830)
Net loss per common share:
Basic	$(0.84)	$(0.13)	$(0.97)	$(1.33)	$(0.10)	$(1.43)
Diluted	$(0.84)	$(0.13)	$(0.97)	$(1.33)	$(0.10)	$(1.43)

Unaudited condensed consolidated statement of stockholders’ deficit

Net Parent deficit within the unaudited condensed consolidated statement of stockholders’ equity (deficit) for the three and six months ended June 30, 2024 was affected by the restated net loss amounts disclosed above as well as the impact of the acquisition and integration costs and other immaterial adjustments to net transfers to Parent.

Unaudited condensed consolidated statement of cash flows:

	Six months ended June 30, 2024
	As Reported	Adjustment	As Restated
Operating activities:
Net loss	$(55,316)	$(4,396)	$(59,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	16,528	5,747	22,275
Provision for bad debt	1,066	(457)	609
Deferred tax provision	(2,860)	(4,490)	(7,350)
Remeasurement of contingent consideration	2,663	1,501	4,164
Net foreign exchange gain	-	(79)	(79)
Changes in operating assets and liabilities:
Accounts receivable	(3,356)	1,189	(2,167)
Prepaid expenses and other current assets	(621)	98	(523)
Related party receivables	475	(904)	(429)
Accrued expenses and other current liabilities	(1,281)	590	(691)
Income tax payable	-	223	223
Contract liabilities	17,380	(583)	16,797
Other assets (liabilities)	(218)	733	515
Net cash used in operating activities	$(30,239)	$(828)	$(31,067)
Financing activities:
Cash pool arrangements with Parent	16,742	764	17,506
Net transfer from Parent	18,623	64	18,687
Net cash provided by financing activities	$31,385	$828	$32,213

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

Among the factors that could trigger an impairment review are a reporting unit’s operating results significantly declining relative to its operating plan or historical performance, competitive pressures, changes in the general markets in which it operates, and sustained declines in the Company's share price. In assessing goodwill for impairment, Informa TechTarget may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment concludes that it is more likely than not that the fair value is more than the carrying value of a reporting unit, goodwill is not considered impaired and any quantitative goodwill impairment test is not required to be performed.

If the qualitative impairment assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, Informa TechTarget performs the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. During the first and second quarter of 2025, the Company identified a sustained decline in the Company's share price which it determined to be a triggering event for the purposes of testing goodwill impairment. Informa TechTarget estimates the fair value of its reporting units primarily using an income approach. In assessing fair value, estimated future cash flows are discounted to their present value using a weighted average cost of capital discount rate.

If the estimated fair value of a reporting unit is less than the carrying value, Informa TechTarget will record an impairment of goodwill for the amount to which the carrying value exceeds fair value. Determination of fair value is based on significant assumptions and estimates, projected cash flows, forecasted revenue growth rates and EBITDA margin, discount rates, net working capital rates, long-term growth rates, tax rates and capital expenditure rates. Upon completion of this quantitative assessment, the Company determined that the goodwill of the Canalys, Industry Dive, Bluefin Legacy and legacy TechTarget reporting units were impaired and recorded a $382.2 million and $841.3 million impairment charge during the three and six months ended June 30, 2025, respectively.

Informa TechTarget also considers whether there is an expectation that a long-lived asset will be sold or disposed of before the end of its originally estimated useful life. Recoverability of assets held and used is measured by comparing the asset group’s carrying amount and the estimated undiscounted future net cash flows expected to be generated by the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss will be recorded based on the amount by which the carrying value exceeds the fair value. The Company did not identify any impairment of long-lived assets as of June 30, 2025.

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

Allowance for credit losses
Balance as of December 31, 2024	$907
Addition to (release of) provision	533
Write-off	(221)
Balance as of March 31, 2025	$1,219
Addition to (release of) provision	761
Write-off	(108)
Balance as of June 30, 2025	$1,872

Allowance for credit losses
Balance as of December 31, 2023	$1,540
Addition to (release of) provision	364
Write-off	(555)
Balance as of March 31, 2024	$1,349
Addition to (release of) provision	266
Write-off	(193)
Balance as of June 30, 2024	$1,422

Segment reporting

In applying the criteria set forth in ASC 280, Segment Reporting — Informa TechTarget has determined it operates as a single operating and reportable segment. Informa TechTarget’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who reviews key financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance.

Net loss per share

Basic income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted income (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted net income (loss) per share based on the treasury stock method.

The calculations of basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(398,662)	$(40,203)	$(922,050)	$(59,712)

Weighted average shares outstanding	71,487,725	41,651,366	71,476,670	41,651,366

Loss per share
Basic:	$(5.58)	$(0.97)	$(12.90)	$(1.43)
Diluted:	$(5.58)	$(0.97)	$(12.90)	$(1.43)

Prior to the Transactions, Informa TechTarget did not have any shares of common stock outstanding. Accordingly, net loss per share for the three and six months ended June 30, 2024 have been calculated using the number of shares of Informa TechTarget’s common stock issued to Informa on the closing of the Transaction. When determining net loss per share for the three and six months ended June 30, 2024, the calculation of weighted average shares outstanding assumes that those shares of Informa TechTarget’s common stock were issued to Informa at the beginning of the year 2024.

In calculating diluted net loss per share, 1.4 million shares related to unvested, restricted stock units were excluded for the three and six months ended June 30, 2025 because the impact of including these restricted stock units would be anti-dilutive. There were no restricted stock units outstanding for the three and six months ended June 30, 2024.

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

3. Revenues

Disaggregation of revenue

Revenues by Categories:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Marketing, advertising services, and sponsorship	$87,134	$36,335	$159,417	$69,816
Intelligence subscription services	19,682	19,178	38,528	37,870
Advisory services	13,114	7,376	25,660	13,704
Exhibitor and attendee	13	79	225	237
Total revenue	$119,943	$62,968	$223,830	$121,627

During each of the three and six months ended June 30, 2025 and 2024, no individual customer accounted for 10% or more of total revenues and no customer represented 10% or more of total accounts receivable.

Contract liabilities

Total contract liabilities as of December 31, 2024 were $44.8 million, of which $10.3 million and $38.1 million was recognized as revenue during the three and six months ended June 30, 2025, respectively.

Long-lived assets by geographic area

Long-lived assets, excluding intangible assets and goodwill, by geographic area are detailed below:

	As of
	June 30, 2025	December 31, 2024
United States	$12,520	$14,304
United Kingdom	1,090	2,184
Japan	1,318	1,454
China	1,124	1,301
Rest of World	1,339	1,285
Total	$17,391	$20,528

No individual country outside of the United States, the United Kingdom, Japan, and China accounted for 10% or more of Informa TechTarget’s long-lived assets as of June 30, 2025 and December 31, 2024.

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
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

Informa TechTarget does not have financial instruments that were measured at fair value as of June 30, 2025. The following table presents the financial instruments that were measured at fair value as of December 31, 2024:

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

5. Goodwill

The following table represents a roll forward of goodwill balances:

As of
June 30, 2025
Balance as of December 31, 2024	$973,398
Impairment	(459,100)
Effect of exchange rate changes	1,212
Balance as of March 31, 2025	$515,510
Impairment	(382,248)
Effect of exchange rate changes	1,716
Balance as of June 30, 2025	$134,978

As of June 30, 2025, the gross carrying amount and accumulated impairment losses of goodwill were $1.2 billion and $1.0 billion, respectively.

Goodwill impairment test

Informa TechTarget tests whether goodwill is impaired at least annually, during the fourth quarter, or when events and circumstances indicate an impairment may have occurred (a “triggering event”). The Company identified a sustained decline in share price during the first and second quarters of 2025 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for all reporting units. Accordingly, Informa TechTarget performed a quantitative goodwill impairment assessment on its reporting units using the following key assumptions in the fair value calculations:

•
Projected cash flows: Management used a two-stage valuation approach to project impairment test cash flows, which included key assumptions of forecasted revenue growth rate and EBITDA margin. Forecasts for the first stage and second stage include management expectations of Informa TechTarget's financial performance with key assumptions of forecasted revenue growth rate and EBITDA margin and represent the best estimate of the future performance of the relevant reporting units. The first stage consisted of approved projected financial information for a period of three years, followed by a steady state period of long-term growth. Forecasts for the second stage are based on determining the Company’s terminal value, which is the value of the business beyond the discrete forecast period and was estimated using the H‑Model. The H‑Model is typically applied to a subject company where the explicit forecast period reflects the company’s earlier stage of development. The H‑Model is a two‑stage growth model with an initial high‑growth rate stage, followed by a perpetual normalized growth stage. The growth rate in the initial high growth phase was set equal to the revenue growth rate in the reporting unit’s final discrete period, and declines linearly over a 3 year period to reach the stable growth rate in the long‑term.
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

During the three months ended June 30, 2025, Informa TechTarget recognized impairment charges related to its Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget reporting units of $15.5 million, $87.9 million, $14.3 million, $16.3 million and $248.2 million, respectively. During the six months ended June 30, 2025, Informa TechTarget recognized impairment charges related to its Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget reporting units of $35.2 million, $215.3 million, $14.3 million, $139.8 million and $436.7 million, respectively. After the impairment, the Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget reporting units had remaining goodwill of $17.0 million, $53.8 million(1), $27.2 million, $37.0 million and $0.0 million, respectively.

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

Fair value assessments of a reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs used in their estimate. For the three months ended June 30, 2025, the discount rate used in the impairment test for the reporting units ranged from 14.0% to 15.0%. For the three months ended March 31, 2025, the discount rate used in the impairment test for the reporting units ranged from 10.0% to 12.0%. For both the three and six months ended June 30, 2025, the long-term growth rate used in the impairment tests was 3.0%.

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

TechTarget
Assets acquired
Cash and cash equivalents	$276,656
Short-term investments	77,539
Accounts receivable	37,604
Prepaid taxes	3,130
Prepaid expenses and other current assets	5,475
Property and equipment	2,800
Intangible assets	575,000
Operating lease assets with right-of-use	12,268
Other assets	650
Total assets acquired	$991,122

Liabilities assumed
Accounts payable	$8,073
Convertible senior notes	413,570
Current operating lease liabilities	3,113
Accrued expenses and other current liabilities	18,633
Accrued compensation expenses	3,334
Income taxes payable	4,278
Contract liabilities	16,411
Non-current operating lease liabilities	12,195
Deferred tax liabilities	124,398
Other liabilities	325
Total liabilities assumed	$604,330
Net assets acquired	$386,792
Goodwill	564,657
Total consideration	$951,449

7. Intangible Assets

The following tables set forth the information for intangible assets subject to amortization:

		As of June 30, 2025
	Weighted average remaining useful live (years)	Gross Carrying Amount	Accumulated Amortization	Net
Brands and trademarks	14.15	$174,523	$(29,878)	$144,645
Customer relationships database	14.55	610,053	(115,959)	494,094
Intellectual property	6.40	160,342	(52,127)	108,215
Developed technology	0.68	1,337	(1,119)	218
Internal-use software	3.17	31,344	(10,620)	20,724
Total intangible assets		$977,599	$(209,703)	$767,896

		As of December 31, 2024
	Weighted average remaining useful live (years)	Gross Carrying Amount	Accumulated Amortization	Net
Brands and trademarks	14.66	$174,423	$(24,493)	$149,930
Customer relationships database	15.10	608,758	(86,121)	522,637
Intellectual property	6.79	158,868	(37,240)	121,628
Developed technology	0.72	1,226	(1,006)	220
Internal-use software	3.97	21,920	(7,603)	14,317
Total intangible assets		$965,195	$(156,463)	$808,732

Amortization expense for intangible assets was $25.8 million and $51.6 million during the three and six months ended June 30, 2025, respectively, and $11.3 million and $22.3 million during the three and six months ended June 30, 2024, respectively. Informa TechTarget capitalized internal-use software of $4.1 million and $8.5 million during the three and six months ended June 30, 2025, respectively, and $1.7 million and $3.4 million during the three and six months ended June 30, 2024, respectively.

Future expected amortization expense as of June 30, 2025 is as follows:

Years Ending December 31:	Amortization Expense
2025 (July 1 - December 31)	$51,305
2026	100,456
2027	89,659
2028	80,840
2029	75,662
Thereafter	369,974
$767,896

8. Convertible Notes and Credit Facility

Convertible Notes

Upon the Merger, the Company assumed Former TechTarget's convertible notes, which were comprised of $3.0 million principal amount of outstanding 2025 Notes and $414.0 million principal amount of outstanding 2026 Notes.

On January 24, 2025, Informa TechTarget completed the repurchase of substantially all of its 2025 Notes and 2026 Notes using proceeds of borrowings under the Credit Facility (as defined below), together with cash on hand and cash from the liquidation of short-term investments. Upon repurchase, Informa TechTarget paid approximately $417.0 million principal amount outstanding together with an immaterial amount of accrued interest on the 2025 Notes.

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

Informa TechTarget paid down $15.0 million in revolving loans under the Credit Facility during the three months ended June 30, 2025. As of June 30, 2025, Informa TechTarget had $120.0 million drawn in revolving loans under the Credit Facility. There was no amount of revolving loans under the Credit Facility as of December 31, 2024.

9. Stock-Based Compensation

2017 Stock Option and Incentive Plan

The TechTarget, Inc. 2017 Stock Option and Incentive Plan (the “2017 Plan”) became effective June 16, 2017. In connection with the Merger, the Company assumed the 2017 Plan, and 949,300 unvested restricted stock units outstanding immediately prior to the Merger were converted into 1,492,858 unvested restricted stock units of the Company. Each restricted stock unit is subject to the same terms and conditions as prior to the Merger and grants vest in equal tranches over a three-year period. Shares of stock underlying awards of restricted stock units are not issued until the units vest.

No new awards may be granted under the 2017 Plan; however, 1,406,343 shares of common stock remain available for issuance under the 2017 Plan in connection with restricted stock units previously awarded under the 2017 Plan.

2024 Incentive Plan

In September 2024, Former TechTarget’s board of directors, as well as the Company’s then current board of directors, approved the 2024 Incentive Plan (the “2024 Plan”), which was approved by the stockholders of Former TechTarget in conjunction with their approval of the Merger agreement and became effective on the Acquisition Date. On December 2, 2024,

6,366,171 shares of Informa TechTarget’s common stock were reserved for issuance under the 2024 Plan and, generally, shares that are forfeited or canceled from awards under the 2024 Plan also will be available for future awards. Under the 2024 Plan, Informa TechTarget may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants vest in equal annual tranches over a three-year period. Shares of stock underlying awards of restricted stock units are not issued until the units vest. The 2024 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards, such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 7,569 shares of common stock that are reserved for issuance under outstanding stock-based grants under the 2024 Plan as of June 30, 2025. A further 6,352,545 shares of common stock remain available for issuance for future awards under the 2024 Plan as of June 30, 2025.

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

Restricted stock unit (RSU) awards

Restricted stock unit awards are valued at the market price of a share of Informa TechTarget’s common stock on the date of the grant. A summary of the restricted stock unit award activity under Informa TechTarget’s plans for the six months ended June 30, 2025 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2024	1,463,601	$31.48	$29,008,572
Granted	—	—
Vested	(9,631)	31.54
Forfeited	(41,630)	31.54
Nonvested outstanding at June 30, 2025	1,412,340	$31.48	$10,973,882

The total grant-date fair value of restricted stock unit awards that vested during the six months ended June 30, 2025 was $0.3 million.

As of June 30, 2025, there was $27.3 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.79 years.

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

10. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded an income tax benefit of $19.6 million and an income tax provision of $6.8 million for the three and six months ended June 30, 2025, respectively. The Company recorded an income tax provision of $1.0 million and an income tax benefit of $6.7 million for the three and six months ended June 30, 2024, respectively. The tax benefit for the three months ended June 30, 2025 increased by approximately $20.6 million, as compared to the same period in 2024, primarily due to a non-deductible goodwill impairment charge and geographic mix of earnings in the three months ended June 30, 2025. The tax expense for the six months ended June 30, 2025 increased by approximately $13.5 million, as compared to the same period in 2024, primarily due to a non-deductible goodwill impairment charge and geographic mix of earnings in the six months ended June 30, 2025. Due to the Company's history of impairments, the effect of the non-deductible goodwill impairment has not been treated as a discrete item in the three and six months ended June 30, 2025.

On July 4, 2025, the United States passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 30, 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBB. We are still in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.

11. Related Party Transactions

Corporate expense allocations

The amounts of related party expenses allocated to Informa Tech Digital Business from the Parent and its subsidiaries for the three and six months ended June 30, 2024 were $8.4 million and $16.9 million, respectively, and are recognized in general and administrative expenses in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). There were no such expense allocations for the three and six months ended June 30, 2025.

Further, for the three and six months ended June 30, 2024, the Parent incurred $20.9 million and $27.0 million of costs related to the Transactions described in Note 1 – Business Overview and Basis of Presentation.

Revenue and other transactions entered into in the ordinary course of business

Informa TechTarget enters into revenue arrangements in the ordinary course of business with the Parent and its affiliates, which resulted in recording revenue of $0.3 million and $0.6 million during the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2024, respectively. The cost of revenues related to these sales between Informa TechTarget and the Parent were $0.3 million and $0.6 million during the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.1 million during the three and six months ended June 30, 2024, respectively.

Revolving line of credit

On December 2, 2024, Informa TechTarget entered into a related party loan arrangement with the Informa Group Holdings Limited, which provides Informa TechTarget with a $250.0 million unsecured five-year revolving Credit Facility, which has been drawn upon as of June 30, 2025. Informa TechTarget has paid $1.9 million in certain fees related to the Credit Facility, which have been capitalized and included in other non-current assets. Amortization of these commitment fees into interest expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

On January 23, 2025, Informa TechTarget drew upon the Credit Facility in the amount of $135.0 million. Informa TechTarget paid down $15.0 million in revolving loans under the Credit Facility during the three months ended June 30, 2025. As of June 30, 2025, Informa TechTarget had $120.0 million drawn in revolving loans under the Credit Facility.

Interest income and interest expense

Interest income and interest expense on debt financing and cash pooling arrangements are recorded within interest income and interest expense on related party debt, respectively, within the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income on related party loans receivable	$—	$834	$—	$1,863
Interest expense on related party debt	$2,815	$6,202	$4,628	$12,403

The accrued interest expense related to long-term debt to Parent was $0.3 million as of June 30, 2025, and is recorded in related party payables within the accompanying unaudited condensed consolidated balance sheets.

Related party receivables and payables

Informa TechTarget has receivables and payables with the Parent arising from transactions entered into in the ordinary course of business with the Parent, such as related party sales, shared and corporate cost recharges, including payroll and employee related costs, acquisition and integration costs and central operating costs. For the three and six months ended June 30, 2025, the Company incurred acquisition and integration costs in the amount of $12.1 million and $19.4 million, respectively. As of June 30, 2025, $17.0 million has yet to be settled and is classified within related party payables.

Related party receivables and payables are recorded in the accompanying unaudited condensed consolidated balance sheets as follows:

	As of
	June 30, 2025	December 31, 2024
Related party receivable	$6,826	$2,900
Related party payables	$18,679	$4,795

Settlement patterns of related party payables vary from transaction to transaction and are repaid on a non-routine basis. Changes in related party receivables and payables are presented in operating activities in the unaudited condensed consolidated statement of cash flows.

Transitional services agreement

In connection with the Merger, Informa TechTarget entered into a transitional service agreement with Informa Group Limited to receive certain business support services for generally up to 18 months after the closing for an initial monthly fee which approximated $2.0 million and decreases over the course of the agreement. These services include, but are not limited to, IT services, accounting & financial services, HR & payroll services, property services, and business support services. For the three and six months ended June 30, 2025, Informa TechTarget had incurred $4.1 million and $9.6 million, respectively, for such services, which are classified within general and administrative expenses. As of June 30, 2025, $1.7 million has yet to be settled and is classified within related party payables.

Reverse transitional services agreement

In connection with the Merger, Informa TechTarget entered into a reverse transitional service agreement with Informa Group Limited to provide property services to the Parent for a fixed monthly fee. For the three and six months ended June 30,

2025, activities related to this service were $0.1 million and $0.2 million, respectively, which have been recorded within related party receivable.

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

Significant expenses are presented on the unaudited condensed consolidated statement of income (loss) and comprehensive income (loss), which is regularly reviewed by the CODM. In addition, the CODM is regularly provided with direct staff costs as a significant expense, which was $67.6 million and $136.9 million for the three and six months ended June 30, 2025, respectively, and $33.5 million and $66.8 million for the three and six months ended June 30, 2024, respectively.

13. Subsequent Events

Reorganization Plan

On July 14, 2025, the Company committed, as part of its foundation year combination program, to a reorganization plan (the “Plan”) designed to reshape, optimize, and support the Company’s financial and operational efficiency. The Plan involves streamlining certain areas and functions and reinvesting in others to improve the delivery of products and services to customers and enhance the Company’s global go-to-market capabilities. As a result of the Plan, the Company estimates that it will incur aggregate charges of approximately $19.5 million to $45.0 million, of which approximately $9.5 million to $15.0 million consists primarily of cash employee-related costs, including notice and severance, employee benefits and transition costs, and net tax withholding obligations, with non-cash costs associated with equity-based compensation and the vesting of share-based awards of approximately $10.0 million to $30.0 million. The majority of the non-recurring, cash charges, and stock-based compensation charges relating to the vesting of share-based awards is expected to occur during the third quarter of 2025. The Company expects the Plan will be substantially complete by the end of the fourth quarter of 2025, subject to all applicable local law and consultation requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the SEC. Please refer to "Cautionary Note Regarding Forward-Looking Statements” on page 41 of this Quarterly Report on Form 10-Q.

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

Omdia, Industry Dive, NetLine, Canalys and Wards and Former TechTarget are important components of Informa TechTarget. These products or businesses and their portfolio of digital media brands inform, educate and influence tech buyers, creating engaged, specialist audiences and deliver first party data records. As of June 30, 2025, our business had more than 56.7 million registered members and users of our own media brands.

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
AI Business

Industry background and trends

Informa TechTarget sits at the intersection of tech and B2B marketing, each dynamic innovative markets in its own right, with what management believes are compelling structural growth drivers. This provides a strong underpin to the long-term growth ambitions of Informa TechTarget.

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
•
Demand solutions: These businesses enable marketers to directly engage prospective buyers through a portfolio of content marketing programs, including webinars, whitepapers, playbooks, virtual events and surveys. Through syndicating these across owned media properties and to NetLine’s publisher network, marketers can influence B2B tech buyers and generate demand for their products and services. The businesses are focused on delivering high-quality leads to marketers by gating their content across properties to maximize return on investment. The BrightTALK platform and audience outreach offerings allow our customers to create, host and promote webinars, virtual events and video content. Customers create their own hosted Channels on the platform where they schedule both live and on-demand webinars for promotion to BrightTALK’s community of in-market accounts and prospects. The BrightTALK Channel also enables customers to self-administer lead generation campaigns, set up workflow integrations between the Channel and their customer relationship management (“CRM”) and marketing automation platforms (“MAP”) systems, and access reporting detailing the size and growth of their community of subscribers over time. Customers may also create an off-network embedded Channel page on their own corporate website featuring content in their BrightTALK Channel, as well as an embedded BrightTALK registration form that captures and converts interested individuals to marketing leads.
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
•
Intelligence subscription services: Operating through the Omdia brand, as well as niche brands Canalys and Wards Intelligence, the specialist tech research business is primarily an “intelligence” subscription service, providing clients with a core “data backbone” in addition to qualitative analyst-produced content across the technology industry spectrum. The data is typically comprised of market trackers, market sizing, market share analyses and forecasts, and is complemented by expert industry reports, analyst opinions and an “Ask an Analyst” service. Covering more than 3,000 topics and tracking over 12,000 companies, the businesses’ 300+ expert analysts and consultants provide quantitative and qualitative insights that help companies make better decisions, faster.
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
•
IT Deal Alert: IT Deal Alert is a suite of data, software and services designed for B2B technology companies that leverages detailed purchase intent data we collect from enterprise technology organizations and professionals browsing and purchasing IT products on our network of websites and engaging with our webinar community platform. Through our proprietary data-capture and scoring methodologies, we help our customers identify and prioritize accounts and contacts whose content consumption and online research activities around specific enterprise technology topics indicate that they are “in-market” for a particular B2B technology product or service. The suite of products and services includes Priority Engine™ and Qualified Sales Opportunities™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform that integrates with CRM and MAPs—Salesforce.com, Marketo, Hubspot, Eloqua, Pardot, and Integrate —to deliver lead generation workflow solutions. These workflows enable marketers and sales forces to identify, prioritize, and engage accounts and individuals actively researching new technology purchases or upgrades. Qualified Sales Opportunities™ is a product that profiles active purchase projects through surveys and interviews with business technology professionals whose online behavior suggests an upcoming technology purchase, providing insights into project scope, purchase criteria and vendors under consideration.

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

When performance obligations are combined into a single contract, Informa TechTarget utilizes the relative stand-alone selling price of each product or service to allocate the transaction price among the performance obligations, which is generally determined based on the prices charged to the clients when sold on a stand alone basis or using expected cost plus a margin, with any discounts allocated across the performance obligations. Revenue for each category type of revenue is typically fixed at the date of the order and is not variable.

Revenue from fixed fee engagements is recognized over time as Informa TechTarget works to satisfy its performance obligations as Informa TechTarget generally has an enforceable right to payment for performance completed to date.

Goodwill, long-lived assets and impairment

As of June 30, 2025 and December 31, 2024, goodwill was $135.0 million and $973.4 million, respectively. Informa TechTarget's goodwill represents the excess purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. Informa TechTarget performs an assessment of goodwill for impairment annually as of December 31 or whenever events or changes in circumstances indicate there may be an impairment.

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

As of June 30, 2025, the Company had five reporting units: Legacy TechTarget, Bluefin, NetLine, Industry Dive, and Canalys. The Company identified a sustained decline in share price during each of the first and second quarters of 2025 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for all reporting units. For the three months and six months ended June 30, 2025, Informa TechTarget performed the required impairment tests of goodwill on its reporting units using a discounted cash flow model with the following key assumptions in the fair value calculations:

•
Projected cash flows: For each of the first and second quarter of 2025, the Company used a two-stage valuation approach to projected cash flows, which included key assumptions of forecasted revenue growth rate and EBITDA margin followed by a steady state period of long-term growth. Forecasts for the first stage include management expectations of Informa TechTarget's financial performance with key assumptions of forecasted revenue growth rate and EBITDA margin and represent the best estimate of the future performance of the relevant reporting units, followed by a steady state period of long-term growth. Forecasts for the second stage are based on determining the Company’s terminal value, which is the value of the business beyond the discrete forecast period and utilizes a two‑stage growth model with an initial high‑growth rate stage, followed by a perpetual normalized growth stage.
•
Discount rate: For each of the first and second quarter of 2025, a post-tax discount rate using a weighted average cost of capital methodology. For the cost of debt, Informa TechTarget considered market rates, based on entities with a comparable credit rating. The cost of equity is calculated using the Capital Asset Pricing Model methodology. The discount rates include appropriate risk premiums to reflect additional risks of the specific reporting units being tested.
•
Long-term growth rate: For each of the first and second quarter of 2025, long-term growth rates are based on external factors such as long-term Consumer Price Index rates and external market reports for the main geographic markets in which each reporting unit operates and therefore are not considered to exceed the long-term average growth prospects for the individual markets. Long-term growth rates have not been risk adjusted to reflect any of the specific reporting unit uncertainties noted above, as these uncertainties are already reflected in the discount rates used.
•
Tax rate: For each of the first and second quarter of 2025, the tax rate is based on external reports of the weighted-average corporate tax rates for the main geographic markets in which each reporting unit operates.
•
Net working capital rate: For each of the first and second quarter of 2025, the net working capital rate is based on the market participant level of cash free net working capital, and a comparison of guideline public companies.
•
Capital expenditures rate: For each of the first and second quarter of 2025, the capital expenditures rate is based on the Company’s historical depreciation expense.

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

Canalys

Based on the quantitative fair value testing, a goodwill impairment of $15.5 million and $35.2 million was recognized during the three and six months ended June 30, 2025, respectively. The carrying value of goodwill in the Canalys reporting unit as of June 30, 2025 was $17.0 million post impairment. For the three months ended June 30, 2025, a 10% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have increased the goodwill impairment recognized by $15.0 million. For the three months ended June 30, 2025, a 7.3% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended June 30, 2025, an 8.6% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of June 30, 2025 would have resulted in all goodwill being impaired. For the three months ended June 30, 2025, a 7.4% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended June 30, 2025, a 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have increased or decreased the goodwill impairment recognized by $3.0 million and $4.0 million, respectively. For the three months ended June 30, 2025, a 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have increased or decreased the goodwill impairment recognized by $2.0 million and $3.0 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

NetLine

Based on the quantitative fair value testing, a goodwill impairment of $14.3 million was recognized during the three months ended June 30, 2025. The carrying value of goodwill in the NetLine reporting unit as of June 30, 2025 was $27.2 million post impairment. For the three months ended June 30, 2025, a 10% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have increased the goodwill impairment recognized by $24.0 million. For the three months ended June 30, 2025, a 5.6% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended June 30, 2025, a 9.9% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of June 30, 2025 would have resulted in all goodwill being impaired. For the three months ended June 30, 2025, a 7.1% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended June 30, 2025, a 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have increased or decreased the goodwill impairment recognized by $5.0 million and $6.0 million, respectively. For the three months ended June 30, 2025, a 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have increased or decreased the goodwill impairment recognized by $4.0 million and $4.0 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Legacy TechTarget

Based on the quantitative fair value testing, a goodwill impairment of $248.2 million and $436.7 million was recognized during the three and six months ended June 30, 2025, respectively. There was no carrying value of goodwill in the Legacy TechTarget reporting unit as of June 30, 2025 post impairment. For the three months ended June 30, 2025, a 10% increase in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have decreased the goodwill impairment recognized by $177.8 million. For the three months ended June 30, 2025, a 10% increase in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of June 30, 2025 would have decreased the goodwill impairment recognized by $158.0 million. For the three months ended June 30, 2025, a 100 basis-point decrease in the discount rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have decreased the goodwill impairment recognized by $37.0 million. For the three months ended June 30, 2025, a 100 basis-point increase in the long-term growth rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have decreased the goodwill impairment recognized by $25.0 million. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Bluefin

Based on the quantitative fair value testing, a goodwill impairment of $16.3 million and $139.8 million was recognized during the three and six months ended June 30, 2025, respectively. The carrying value of goodwill in the Bluefin reporting unit as of June 30, 2025 was $37.0 million post impairment. For the three months ended June 30, 2025, a 2.3% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended June 30, 2025, a 6.8% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have resulted in all goodwill being impaired. For the three months ended June 30, 2025, a 1.3% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended June 30, 2025, a 3.4% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of June 30, 2025 would have resulted in all goodwill being impaired. For the three months ended June 30, 2025, a 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have increased or decreased the goodwill impairment recognized by $11.0 million and $14.0 million, respectively. For the three months ended June 30, 2025, a 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have increased or decreased the goodwill impairment recognized by $7.0 million and $9.0 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Industry Dive

Based on the quantitative fair value testing, a goodwill impairment of $87.9 million and $215.3 million was recognized during the three and six months ended June 30, 2025, respectively. The carrying value of goodwill in the Industry Dive reporting unit as of June 30, 2025 was $53.8 million post impairment. For the three months ended June 30, 2025, a 10% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have increased the goodwill impairment recognized by $42.0 million. For the three months ended June 30, 2025, a 10% increase in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have decreased the goodwill impairment recognized by $61.0 million. For the three months ended June 30, 2025, a 5.9% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of June 30, 2025 would have resulted in all goodwill being impaired. For the three months ended June 30, 2025, a 9.3% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended June 30, 2025, a 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have increased or decreased the goodwill impairment recognized by $9.0 million and $11.0 million, respectively. For the three months ended June 30, 2025, a 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of June 30, 2025 would have increased or decreased the goodwill impairment recognized by $6.0 million and $8.0 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Business Combinations

Informa TechTarget applies the purchase method of accounting to business combinations. All of the assets acquired, liabilities assumed, and contingent consideration is recorded based on their estimated fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net tangible and identifiable intangible assets acquired and liabilities assumed.

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

These products and services are delivered under both short-term contracts that run for the length of a given marketing/sales program, typically less than nine months, and through integrated contracts exceeding 270 days (“longer-term contracts”) covering various client needs. Longer-term contracts include a range of annual subscription products, which are paid for in advance. In the three and six months ended June 30, 2025, approximately 33% and 35% of our revenues were from longer-term contracts, respectively. In the three and six months ended June 30, 2024, approximately 35% and 38% of our revenues were from longer-term contracts, respectively

Cost of revenues

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

Amortization

Amortization expense consists of the amortization of intangible assets. Intangible assets are amortized by using methods that are expected to reflect the estimated pattern of economic use or a straight-line basis over the estimated useful lives of the underlying assets.

Impairment of long-lived assets and goodwill

Impairment of long-lived assets and goodwill primarily relates to lease impairment and goodwill impairment in each of the Company’s reporting units.

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

Related party interest expense

Related party interest expense consists of interest on related-party loans at the effective interest rate applicable and the unsecured five-year revolving Credit Facility. The interest rate on the unsecured revolving Credit Facility is variable.

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

Results of Operations

The following table sets forth a summary of certain key financial information for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		Percent Change	For the Six Months Ended June 30,		Percent Change
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
		As Restated			As Restated
Revenues:	$119,943	$62,968	90%	$223,830	$121,627	84%
Total cost of revenues	(51,164)	(26,701)	92%	(95,324)	(50,670)	88%
Gross profit	68,779	36,267	90%	128,506	70,957	81%
Operating expenses:
Selling and marketing	37,063	14,072	163%	70,373	27,879	152%
General and administrative	18,921	17,394	9%	43,205	35,572	21%
Product development	2,596	2,909	(11%)	5,385	5,928	(9%)
Depreciation	531	384	38%	1,063	787	35%
Amortization, excluding amortization included in cost of revenues	22,898	11,194	105%	46,186	22,030	110%
Impairment of goodwill	382,248	—	n.m.	841,348	—	n.m.
Impairment of long-lived assets	—	155	n.m.	—	2,019	(100%)
Acquisition and integration costs	14,811	22,477	(34%)	24,139	29,454	(18%)
Remeasurement of contingent consideration	—	2,100	n.m.	—	4,164	(100%)
Total operating expenses	479,068	70,685	578%	1,031,699	127,833	707%
Operating loss	(410,289)	(34,418)	1,092%	(903,193)	(56,876)	1488%
Interest expense on related party loans	(2,815)	(6,202)	(55%)	(4,628)	(12,403)	(63%)
Interest income	62	1,231	(95%)	888	2,464	(64%)
Other income (expense), net	(5,222)	152	(3,536%)	(8,316)	371	(2,342%)
Loss before provision for income taxes	(418,264)	(39,237)	966%	(915,249)	(66,444)	1277%
Income tax benefit (expense)	19,602	(966)	(2,129%)	(6,801)	6,732	(201%)
Net loss	$(398,662)	$(40,203)	892%	$(922,050)	$(59,712)	1444%

Informa TechTarget restated its financial statements as of and for the three and six months ended June 30, 2024. The amounts in the “As Restated” columns are the updated amounts including the impacts of the errors identified. The restatement is described fully in Note 1. Business Overview and Basis of Presentation to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Comparison of The Three Months Ended June 30, 2025 and 2024

Revenues

	For the Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
		As Restated
Marketing, advertising services, and sponsorship	$87,134	$36,335	$50,799	140%
Intelligence subscription services	$19,682	$19,178	$504	3%
Advisory services	$13,114	$7,376	$5,738	78%
Exhibitor and attendee	$13	$79	$(66)	(84)%
Total revenues	$119,943	$62,968	$56,975	90%

Revenue for the three months ended June 30, 2025 was $119.9 million, an increase of $57.0 million, or 90%, compared to the three months ended June 30, 2024. The acquisition of Former TechTarget in December 2024 provided $44.1 million in marketing, advertising services, and sponsorship revenues, and $4.2 million in advisory services revenue to the three months ended June 30, 2025. Marketing, advertising services, and sponsorship revenues increased $4.2 million due to higher demand from returning customers compared to the prior year period.

Cost of Revenues

	For the Three Months Ended June 30,
	2025	2024	Increase	Percent Change
		As Restated
Cost of revenues	$51,164	$26,701	$24,463	92%

Cost of revenues for the three months ended June 30, 2025 was $51.2 million, an increase of $24.5 million, or 92%, compared to the three months ended June 30, 2024. The increase is largely driven by the acquisition of Former TechTarget in December 2024, which contributed $20.9 million in labor and contracted costs in 2025. The remaining $3.6 million increase was primarily driven by increased labor and related costs due to our heightened focus on delivering our services to our customers as part of our integration.

Operating Expenses and Other

	For the Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
		As Restated
Operating expenses:
Selling and marketing	$37,063	$14,072	$22,991	163%
General and administrative	18,921	17,394	1,527	9%
Product development	2,596	2,909	(313)	(11%)
Depreciation	531	384	147	38%
Amortization, excluding amortization included in cost of revenues	22,898	11,194	11,704	105%
Impairment of goodwill	382,248	—	382,248	n.m.
Impairment of long-lived assets	—	155	(155)	n.m.
Acquisition and integration costs	14,811	22,477	(7,666)	(34%)
Remeasurement of contingent consideration	—	2,100	(2,100)	n.m.
Total operating expenses	$479,068	$70,685	$408,383	578%
Interest expense on related party loans	(2,815)	(6,202)	3,387	(55%)
Interest income	62	1,231	(1,169)	(95%)
Other income (expense), net	(5,222)	152	(5,374)	3,536%
Income tax benefit (expense)	$19,602	$(966)	$20,568	(2,129%)

Selling and Marketing. Selling and marketing costs increased by $23.0 million, or 163%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $21.3 million in labor and related costs in 2025. The remaining $1.7 million increase was primarily driven by increased labor and related costs due to our heightened focus on selling and marketing our services to our customers as part of our integration.

General and Administrative. General and administrative costs increased by $1.5 million, or 9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $11.0 million in 2025. This was offset by a $9.5 million reduction in costs due to a decrease in focus (primarily labor and related costs) on general and administrative and an increase in focus on cost of revenues.

Product Development. Product development costs decreased by $0.3 million, or (11%) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a decrease of $1.9 million due to product offering rationalization. This was offset by the acquisition of Former TechTarget in December 2024 which contributed $1.6 million in labor and related costs in 2025.

Depreciation. Depreciation expense increased $0.1 million, or 38% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to the acquisition of Former TechTarget in December 2024.

Amortization. Amortization expense increased $11.7 million, or 105% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the acquisition of Former TechTarget in December 2024.

Impairment of Goodwill. As a result of the impairment analysis in the three months ended June 30, 2025, an impairment charge of $382.2 million was recorded relating to the Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget reporting units. Due to the continued decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at June 30, 2025. We estimate the implied fair value of our goodwill primarily using an income approach. Changes in the estimates or assumptions used in our quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to continued increases in costs and other macroeconomic factors.

Impairment of Long-Lived Assets. We did not have any impairment of long-lived assets in the three months ended June 30, 2025. Impairment of long-lived assets in the three months ended June 30, 2024 was $0.2 million due to the exit from Industry Dive’s Washington, D.C. office in March 2024.

Acquisition and Integration Costs. Acquisition and integration expense decreased $7.7 million, or (34%), for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a $22.5 million reduction in acquisition costs from the prior period, partially offset by a $9.1 million increase in expenses for employee related costs and professional service fees as part of the integration in 2025. The acquisition of Former TechTarget in December 2024, also contributed an additional $5.7 million in integration costs.

Remeasurement of Contingent Consideration. In the three months ended June 30, 2025, there was no contingent consideration remeasurement. Contingent consideration remeasurement in the three months ended June 30, 2024 was a loss of $2.1 million due to a revision to forecasts to reflect challenging macro-economic conditions, which impacted demand for core email and website sponsorship/advertising products, as technology companies cut back on investment.

Interest expense on related party loans. Interest expense on related party loans decreased $3.4 million, or (55%), in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This significant reduction resulted from the August 2024 settlement of a related party loan originally established to finance the Industry Dive acquisition in fiscal 2022. The loan settlement eliminated associated interest obligations, substantially reducing financing costs in the current reporting period and reflecting improved capital structure following debt resolution. The acquisition of Former TechTarget in December 2024 did not have a material impact on the balance.

Interest Income. Interest income decreased $1.2 million, or (95%), for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to decreased cash balances in the current period.

Other Income (expense). Other expense increased by $5.4 million, or 3,536%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was largely driven by the acquisition of Former TechTarget in December 2024, which contributed $3.6 million of expense in 2025. The remaining $1.8 million increase in expense was primarily driven by the impact of foreign currency transaction losses.

Income Tax Benefit (Expense). Income tax benefit for the three months ended June 30, 2025 was $19.6 million, an increase of $20.6 million compared to the income tax expense of $1.0 million in the three months ended June 30, 2024. The effective tax rate was 4.7% and 2.5% for the three months ended June 30, 2025 and 2024, respectively. In 2025, the effective tax rate was primarily driven by a non-deductible goodwill impairment, which was not treated as a discrete item due to our history of impairments, and geographic mix of earnings. In 2024, the effective tax rate was primarily driven by non-taxable contingent consideration and non-deductible goodwill impairment.

Comparison of The Six Months Ended June 30, 2025 and 2024

Revenues

	For the Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Marketing, advertising services, and sponsorship	$159,417	$69,816	$89,601	128%
Intelligence subscription services	38,528	37,870	658	2%
Advisory services	25,660	13,704	11,956	87%
Exhibitor and attendee	225	237	(12)	-5%
Total revenues	$223,830	$121,627	$102,203	84%

Revenue for the six months ended June 30, 2025 was $223.8 million, an increase of $102.2 million, or 84%, compared to the six months ended June 30, 2024. The acquisition of Former TechTarget in December 2024 provided $82.5 million in marketing, advertising services, and sponsorship revenues, and $8.7 million in advisory services revenue to the six months ended June 30, 2025. Marketing, advertising services, and sponsorship revenues also increased $7.7 million due to higher demand from returning customers compared to the prior year period.

Cost of Revenues

	For the Six Months Ended June 30,
	2025	2024	Increase	Percent Change
		As Restated
Cost of revenues	$95,324	$50,670	$44,654	88%

Cost of revenues for the six months ended June 30, 2025 was $95.3 million, an increase of $44.7 million, or 88%, compared to the six months ended June 30, 2024. The increase is largely driven by the acquisition of Former TechTarget in December 2024, which contributed $37.1 million in labor and contracted costs in 2025. The remaining $7.6 million increase was primarily driven by increased labor and related costs due to our heightened focus on delivering our services to our customers as part of our integration.

Operating Expenses and Other

	For the Six Months Ended June 30,
	2025	2024	Increase /(Decrease)	Percent Change
		As Restated
Operating expenses:
Selling and marketing	$70,373	$27,879	$42,494	152%
General and administrative	43,205	35,572	7,633	21%
Product development	5,385	5,928	(543)	(9)%
Depreciation	1,063	787	276	35%
Amortization, excluding amortization included in cost of revenues	46,186	22,030	24,156	110%
Impairment of goodwill	841,348	—	841,348	n.m.
Impairment of long-lived assets	—	2,019	(2,019)	(100)%
Acquisition and integration costs	24,139	29,454	(5,315)	(18)%
Remeasurement of contingent consideration	—	4,164	(4,164)	(100)%
Total operating expenses	$1,031,699	$127,833	$903,866	707%
Interest expense on related party loans	(4,628)	(12,403)	7,775	(63)%
Interest income	888	2,464	(1,576)	(64)%
Other income (expense), net	(8,316)	371	(8,687)	2,342%
Income tax benefit (expense)	$(6,801)	$6,732	$(13,533)	(201)%

Selling and Marketing. Selling and marketing costs increased by $42.5 million, or 152%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $36.8 million in labor and related costs in 2025. The remaining $5.7 million increase was primarily driven by our increased labor and related costs due to our heightened focus on selling and marketing our services to our customers as part of our integration.

General and Administrative. General and administrative costs increased by $7.6 million, or 21%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $24.2 million in the six months ended June 30, 2025. This was partially offset by a reduction in costs of $16.6 million due to a decrease in focus on general and administrative (primarily labor and related costs) and an increase in focus on cost of revenues and selling and marketing.

Product Development. Product development costs decreased by $0.5 million, or (9)% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a decrease of $3.6 million driven by a reduction in focus (primarily labor and related costs) on product development and an increase in focus on cost of revenues and selling and marketing. This was offset by the acquisition of Former TechTarget in December 2024 which contributed $3.1 million in labor and related costs.

Depreciation. Depreciation expense increased $0.3 million, or 35% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to the acquisition of Former TechTarget in December 2024.

Amortization. Amortization expense increased $24.2 million, or 110% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to the acquisition of Former TechTarget in December 2024, which contributed $24.9 million in amortization expenses.

Impairment of Goodwill. As a result of the impairment analysis in the first two quarters of 2025, an impairment charge of $841.3 million was recorded relating to the Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget reporting units for the six months ended June 30, 2025. Due to the continued decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at June 30, 2025. We estimate the implied fair value of our goodwill primarily using an income approach. Changes in the estimates or assumptions used in our quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to continued increases in costs and other macroeconomic factors.

Impairment of Long-Lived Assets. We did not have any impairment of long-lived assets in the six months ended June 30, 2025. Impairment of long-lived assets in the six months ended June 30, 2024 was $2.0 million due to the exit from Industry Dive’s Washington, D.C. office in March 2024.

Acquisition and Integration Costs. Acquisition and integration expense decreased $5.3 million, or (18)%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The acquisition of Former TechTarget in December 2024 contributed $11.6 million as part of the integration in 2025. The $16.9 million decrease was a result of decreased professional fees incurred in 2024 associated with the Transaction.

Remeasurement of Contingent Consideration. In the six months ended June 30, 2025, there was no contingent consideration remeasurement. Contingent consideration remeasurement in the six months ended June 30, 2024 was a loss of $4.2 million due to a revision to forecasts to reflect challenging macro-economic conditions, which impacted demand for core email and website sponsorship/advertising products, as technology companies cut back on investment.

Interest expense on related party loans. Interest expense on related party loans decreased $7.8 million, or (63)%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This significant reduction resulted from the August 2024 settlement of a related party loan originally established to finance the Industry Dive acquisition in fiscal 2022. The loan settlement eliminated associated interest obligations, substantially reducing financing costs in the current reporting period and reflecting improved capital structure following debt resolution. The acquisition of Former TechTarget in December 2024 did not have a material impact on the balance.

Interest Income. Interest income decreased $1.6 million, or (64)%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to lower cash balances in the current period.

Other Income (expense). Other expense increased by $8.7 million, or 2,342%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The acquisition of Former TechTarget in December 2024 contributed $4.6 million of expense in 2025. The increase in expense is related to foreign currency transactions.

Income Tax Benefit (Expense). Income tax expense for the six months ended June 30, 2025 was $6.8 million, an increase of $13.5 million compared to the income tax benefit of $6.7 million in the six months ended June 30, 2024. The effective tax rate was 0.7% and (10.1%) for the six months ended June 30, 2025 and 2024, respectively. In 2025, the effective tax rate was primarily driven by a non-deductible goodwill impairment, which was not treated as a discrete item due to our history of impairments, and geographic mix of earnings. In 2024, the effective tax rate was primarily driven by non-taxable contingent consideration and non-deductible goodwill impairment.

Liquidity and Capital Resources

At June 30, 2025, our cash and cash equivalents totaled $61.7 million. We utilized cash, short-term investments and $135.0 million of our $250.0 million revolving Credit Facility with Informa to retire approximately $417.0 million of our convertible debt on January 24, 2025. In June 2025, Informa TechTarget paid down $15.0 million on the Credit Facility. We believe that our existing cash and cash equivalents plus our remaining availability under the revolving Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Informa TechTarget’s primary recurring use of cash is payment of operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as operating expenses for product development, marketing, facilities and overhead costs.

Cash Flows

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$13,706	$(31,067)
Net cash provided by (used in) investing activities	$67,935	$(3,652)
Net cash provided by (used in) financing activities	$(297,033)	$32,213

Net cash provided by (used in) operating activities

Cash flows provided by operating activities for the six months ended June 30, 2025 was $13.7 million, a $44.8 million increase compared to the operating cash outflow for the six months ended June 30, 2024, primarily due to an increase in net loss of $862.3 million as adjusted for non-cash items, which were mainly impacted by (i) higher amortization of $29.3 million due to the acquisition of Former TechTarget and (ii) the combined net impact of the impairment of goodwill related to the Canalys, Industry Dive, NetLine Bluefin Legacy and legacy TechTarget reporting units of $841.3 million.

Net cash provided by (used in) investing activities

Cash flows provided by (used in) from investing activities were $67.9 million and $(3.7) million for the six months ended June 30, 2025 and 2024, respectively. The inflows in the six months ended June 30, 2025 reflected the sale of short-term investments of $76.8 million. The outflows in the six months ended June 30, 2024 reflected increased intangible assets of $5.1 million mainly relating to product development and internally generated software.

Net cash provided by (used in) financing activities

Cash flows provided by (used in) financing activities were $(297.0) million and $32.2 million for the six months ended June 30, 2025 and 2024, respectively. The significant outflow in the six months ended June 30, 2025 was due to the repayment of convertible notes of $417.0 million, partially offset by net borrowings under our Credit Facility of $120.0 million. The inflow for the six months ended June 30, 2024 was due to amounts received from related parties as part of cash pooling arrangements, partially offset by net cash outflows from net Parent investment.

Off Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, Informa TechTarget did not have any significant off-balance sheet arrangements.

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

Foreign currency exchange risk

We currently have subsidiaries in the United Kingdom, Hong Kong, China, Australia, Singapore, Germany and France. Approximately 30% and 31% of our revenues for the three and six months ended June 30, 2025, respectively, were derived from customers with billing addresses outside of the United States and our foreign exchange losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We also maintain receivables and cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, our foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose us to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest rate risk

At June 30, 2025, we had cash and cash equivalents totaling $61.7 million. The cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We are exposed to market risk for changes in interest rates related to our Credit Facility, which provides for borrowing up to $250.0 million. Interest on the Credit Facility is calculated by reference to the SOFR, plus 2.5% per annum. Assuming that the amounts available under the Credit Facility were fully drawn, a 1% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $2.5 million per year.

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

Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to the material weaknesses in our internal control over financial reporting as described below.

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

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2024, which remained unremediated as of June 30, 2025:

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

Remediation of Previously Identified Material Weaknesses

With the oversight of the Audit Committee of the Board of Directors, management is in the process of developing a detailed remediation plan to address the material weaknesses. Elements of the plan include the following:

•
We have hired, and will continue to hire, additional accounting personnel to bolster our reporting, technical accounting, and internal control capabilities. Additionally, we are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
*2.1	Agreement and Plan of Merger, dated as of January 10, 2024, by and among TechTarget, Inc., Toro CombineCo, Inc., Toro Acquisition Sub, LLC, Informa PLC, Informa US Holdings Limited, and Informa Intrepid Holdings Inc.		8-K	2.1	1/11/2023	001-33472
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated December 2, 2024.		8-K	3.2	12/06/2024	001-42428
3.2	Amended and Restated Bylaws of the Registrant, dated December 2, 2024.		8-K	3.3	12/06/2024	001-42428
10.1	Form of Stock Option Agreement under 2024 Incentive Plan	X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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

TECHTARGET, INC.

Date:	August 12, 2025	By:	/s/ Gary Nugent
Gary Nugent
Chief Executive Officer and Director
(principal executive officer)

Date	August 12, 2025	By:	/s/ Daniel T. Noreck
Daniel T. Noreck
Chief Financial Officer and Treasury
(principal financial and accounting officer)