Form 10-Q
period 2025-09-30
TechTarget, Inc.
filed 2025-11-10
CIK 2018064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2025, the registrant had 72,157,906 shares of common stock, $0.001 par value per share, outstanding.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	4
	Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024	5
	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2025 and 2024	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	8
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Result of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 5.	Other Information	50
Item 6.	Exhibits	51
	Signatures	52

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TechTarget, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$46,301	$275,983
Short-term investments	—	77,705
Accounts receivable, net of allowance for credit losses of $1,893 and $907 respectively	82,333	79,039
Related party receivables	11,372	2,900
Prepaid taxes	7,157	6,443
Prepaid expenses and other current assets	14,686	13,547
Total current assets	161,849	455,617
Non-current assets:
Property and equipment, net	3,293	4,621
Goodwill	55,444	973,398
Intangible assets, net	746,521	808,732
Operating lease right-of-use assets	12,751	15,907
Deferred tax assets	5,425	5,097
Other non-current assets	2,141	3,115
Total non-current assets	825,575	1,810,870
Total assets	$987,424	$2,266,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,664	$10,639
Related party payables	12,171	4,795
Contract liabilities	66,830	44,825
Operating lease liabilities	4,919	5,186
Accrued expenses and other current liabilities	21,591	29,328
Accrued compensation expenses	25,322	18,093
Income taxes payable	4,762	6,701
Convertible debt	—	415,690
Total current liabilities	143,259	535,257
Non-current liabilities:
Operating lease liabilities	11,460	15,107
Other liabilities	6,310	4,913
Related party revolving line of credit	120,000	—
Deferred tax liabilities	108,463	139,356
Total non-current liabilities	246,233	159,376
Total liabilities	$389,492	$694,633
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 72,161,395 shares issued and 72,147,343 shares outstanding at September 30, 2025; 71,460,169 shares issued and outstanding at December 31, 2024	72	71
Treasury stock, at cost; 14,052 and 0 shares at September 30, 2025 and December 31, 2024, respectively	(629)	—
Additional paid-in capital	1,642,502	1,626,785
Retained deficit	(1,074,765)	(75,937)
Accumulated other comprehensive income	30,752	20,935
Total stockholders’ equity	597,932	1,571,854
Total liabilities and stockholders’ equity	$987,424	$2,266,487

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
		As Restated		As Restated
Revenues[1]	$122,286	$62,872	$346,116	$184,499
Cost of revenues[1,2]	(47,350)	(23,814)	(142,674)	(74,484)
Gross profit	74,936	39,058	203,442	110,015
Operating expenses:
Selling and marketing[2]	35,829	14,217	106,202	42,096
General and administrative[1,2]	21,039	18,365	64,244	53,937
Product development[2]	2,894	2,571	8,279	8,499
Depreciation	529	386	1,592	1,173
Amortization, excluding amortization of $4,131, $158, $9,554 and $403 included in cost of revenues	21,631	11,008	67,817	33,038
Impairment of goodwill	80,252	—	921,600	—
Impairment of long-lived assets	—	—	—	2,019
Restructuring costs[2]	12,412	—	12,412	—
Acquisition and integration costs[1]	8,204	8,788	32,343	38,242
Remeasurement of contingent consideration	—	(1,900)	—	2,264
Total operating expenses	182,790	53,435	1,214,489	181,268
Operating loss	(107,854)	(14,377)	(1,011,047)	(71,253)
Related party interest expense	(2,439)	(5,761)	(7,067)	(18,164)
Interest income[1]	26	874	914	3,338
Other income (expense), net	525	(1,732)	(7,791)	(1,361)
Loss before provision for income taxes	(109,742)	(20,996)	(1,024,991)	(87,440)
Income tax benefit	32,964	3,566	26,163	10,298
Net loss	$(76,778)	$(17,430)	$(998,828)	$(77,142)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(941)	(13,535)	9,817	(11,653)
Total comprehensive loss	$(77,719)	$(30,965)	$(989,011)	$(88,795)
Net loss per common share:
Basic	(1.07)	(0.42)	(13.96)	(1.85)
Diluted	(1.07)	(0.42)	(13.96)	(1.85)
Weighted average common shares outstanding:
Basic	71,756,180	41,651,366	71,570,864	41,651,366
Diluted	71,756,180	41,651,366	71,570,864	41,651,366

(1) Amounts include related party transactions as follows:
Revenues	274	71	845	225
Cost of revenues	249	—	849	53
General and administrative	4,786	8,882	14,731	25,803
Interest income	—	1,327	—	3,190
Acquisition and integration costs	913	5,456	20,274	32,451

(2) Amounts include stock-based compensation expense as follows:
Cost of revenues	267	—	1,001	—
Selling and marketing	2,474	—	8,007	—
General and administrative	391	313	1,875	879
Product development	170	—	538	—
Restructuring costs	4,297	—	4,297	—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Net Parent Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	As Restated	As Restated	As Restated
Balance, December 31, 2023	(76,580)	22,245	$(54,335)
Net loss	(19,509)	—	(19,509)
Net transfers to Parent	(3,098)	—	(3,098)
Other comprehensive income	—	2,551	2,551
Balance, March 31, 2024	$(99,187)	$24,796	$(74,391)
Net loss	(40,203)	—	(40,203)
Net transfers from Parent	22,789	—	22,789
Other comprehensive loss	—	(669)	(669)
Balance, June 30, 2024	$(116,601)	$24,127	$(92,474)
Net loss	(17,430)	—	(17,430)
Net transfers from Parent	257,612	—	257,612
Other comprehensive loss	—	(13,535)	(13,535)
Balance, September 30, 2024	$123,581	$10,592	$134,173

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2024	71,460,169	71	—	—	1,626,785	(75,937)	20,935	$1,571,854
Net loss	—	—	—	—	—	(523,388)	—	(523,388)
Other comprehensive income	—	—	—	—	—	—	3,990	3,990
Issuance of shares of common stock from RSU awards	25,012	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,959	—	—	3,959
Balance, March 31, 2025	71,485,181	$71	—	—	$1,630,744	$(599,325)	$24,925	$1,056,415
Net loss	—	—	—	—	—	(398,662)	—	(398,662)
Other comprehensive income	—	—	—	—	—	—	6,768	6,768
Other share issuances	100	—	—	—	—	—	—	—
Issuance of shares of common stock from RSU awards	3,719	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,160	—	—	4,160
Balance, June 30, 2025	71,489,000	$71	—	—	$1,634,904	$(997,987)	$31,693	$668,681
Net loss	—	—	—	—	—	(76,778)	—	(76,778)
Other comprehensive loss	—	—	—	—	—	—	(941)	(941)
Other share issuances	—	—	—	—	—	—	—	—
Issuance of shares of common stock from RSU awards	658,343	1	—	—	(1)	—	—	—
Impact of net settlements	14,052	—	14,052	(629)	—	—	—	(629)
Stock-based compensation	—	—	—	—	7,599	—	—	7,599
Balance, September 30, 2025	72,161,395	$72	14,052	$(629)	$1,642,502	$(1,074,765)	$30,752	$597,932

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
		As Restated
Operating Activities:
Net loss	$(998,828)	$(77,142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,592	1,173
Amortization	77,371	33,441
Provision for bad debt	986	650
Operating lease expense	3,958	1,598
Stock-based compensation	15,718	879
Deferred tax provision	(31,231)	(12,392)
Impairment of long-lived assets	—	2,019
Impairment of goodwill	921,600	—
Fair value adjustment to debt	1,323	—
Gain on disposal of intangibles	—	90
Gain on disposal of property, plant and equipment	5	168
Remeasurement of contingent consideration	—	2,264
Net foreign exchange (gain)/loss	2,752	793
Other	(340)
Changes in operating assets and liabilities (net of the impact of acquisitions):
Accounts receivable	(2,643)	3,096
Prepaid expenses and other current assets	(768)	(3,466)
Related party receivables	(8,472)	(1,139)
Accounts payable	(3,205)	(1,108)
Income taxes payable	(2,180)	1,479
Accrued expenses and other current liabilities	(8,254)	(273)
Accrued compensation expenses	6,693	—
Operating lease liabilities with right of use	(4,713)	(2,248)
Contract liabilities	20,768	14,678
Contingent consideration	—	(1,020)
Other assets (liabilities)	732	570
Related party payables	11,720	243
Net cash provided by (used in) operating activities	4,584	(35,647)
Investing activities:
Purchases of property and equipment, and other capitalized assets	(212)	(302)
Purchases of intangible assets	(12,350)	(4,631)
Purchase of investments	(291)	—
Acquisitions of businesses, net of acquired cash	(1,350)	—
Sale of short-term investments	76,795	—
Net cash provided by (used in) investing activities	62,592	(4,933)
Financing activities:
Cash pool arrangements with Parent	—	27,338
Contingent consideration settlement	—	(3,980)
Issuance of common stock from restricted stock awards	1	—
Tax withholdings related to net share settlements	(629)	—
Proceeds from related party long term debt	135,000	—
Repayment of related party long term debt	(15,000)	(213)
Repayment of convertible notes	(417,033)	—
Net transfers from Parent	—	27,866
Net cash provided by (used in) financing activities	(297,661)	51,011
Effect of exchange rate changes on cash and cash equivalents	803	388
Net decrease in cash and cash equivalents	(229,682)	10,819
Cash and cash equivalents at beginning of year	275,983	10,789
Cash and cash equivalents at September 30	$46,301	$21,608
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$6,083	$1,448
Cash paid for interest on related party long term debt	$6,732	$18,928
Schedule of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$226
Intangible asset purchases included in accrued expenses and other current liabilities	$—	$48
Capitalization of short-term debt	$—	$250,000
Loans settled through existing cash pool arrangements	$—	$59,689

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

Restatement of previously issued financial statements

Informa TechTarget restated its previously issued financial statements as of December 31, 2023 and for the years ended December 31, 2023 and 2022 in its Form 10-K filed with the SEC on May 28, 2025. The restatement included the impact on the previously issued unaudited interim financial information through September 2024. Informa TechTarget has restated its previously issued financial statements for the three and nine months ended September 30, 2024 in this Form 10-Q in accordance with ASC 250, Accounting Changes and Error Corrections. The Company has also restated impacted amounts within the notes to the unaudited condensed consolidated financial statements, as applicable.

In connection with the preparation of its fiscal 2024 condensed consolidated financial statements, the following errors related to previously issued unaudited interim financial statements for the three and nine months ended September 30, 2024 were identified and corrected:

1.
Customer relationship intangible asset amortization: The Company amortized acquired customer relationship intangible assets on a straight-line basis, as opposed to a method that reflect the pattern of consumption. The correction of this error resulted in an adjustment to increase amortization expense of $2.9 million and $8.6 million for the three and nine months ended September 30, 2024, respectively.
2.
Contingent consideration: The Company identified an error in the fair value of the Industry Dive contingent consideration principally related to the inputs used in the valuation model used to determine the fair value of the Industry Dive contingent consideration in purchase accounting related to its acquisition in September 2022 and the related subsequent fair value valuations of contingent consideration through September 2024. The correction of this error resulted in an increase in the contingent consideration remeasurement gain of $1.6 million and a reduction in the contingent consideration remeasurement loss of $0.1 million recorded for the three and nine months ended September 30, 2024, respectively.
3.
Income tax: The Company recorded the income tax impact of correcting the above errors and other adjustments (described below) for the three and nine months ended September 30, 2024, resulting in a decrease in the income tax benefit of $0.1 million and an increase in the income tax benefit of $3.8 million, respectively.

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

Impact of restatement

The following tables present the as-restated financial statement line items for the unaudited condensed consolidated statement of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2024 and unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2024. The amounts in the “As Reported” columns below are amounts derived from the Company’s previously filed unaudited condensed combined financial statements included in the Company's Form 8-K, filed with the SEC on December 6, 2024. The amounts in the “Adjustment” columns present the impact of the adjustments described above. The amounts in the “As Restated” columns are the updated amounts including the impacts of the adjustments identified.

Unaudited condensed consolidated statement of income (loss) and comprehensive income (loss):

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue	$62,742	$130	$62,872	$185,020	$(521)	$184,499
Gross profit	38,928	130	39,058	110,536	(521)	110,015
General and administrative	18,205	160	18,365	53,909	28	53,937
Amortization	8,131	2,877	11,008	24,414	8,624	33,038
Acquisition and integration costs	8,438	350	8,788	38,086	156	38,242
Remeasurement of contingent consideration	(300)	(1,600)	(1,900)	2,363	(99)	2,264
Total operating expenses	51,648	1,787	53,435	172,559	8,709	181,268
Operating loss	(12,720)	(1,657)	(14,377)	(62,023)	(9,230)	(71,253)
Interest expense on related party loans				(18,554)	390	(18,164)
Interest income				4,423	(1,085)	3,338
Loss before provision of income taxes	(19,339)	(1,657)	(20,996)	(77,515)	(9,925)	(87,440)
Benefit for income taxes	3,682	(116)	3,566	6,542	3,756	10,298
Net loss	(15,657)	(1,773)	(17,430)	(70,973)	(6,169)	(77,142)
Total comprehensive loss	(29,192)	(1,773)	(30,965)	(82,626)	(6,169)	(88,795)
Net loss per common share:
Basic	$(0.38)	$(0.04)	$(0.42)	$(1.70)	$(0.15)	$(1.85)
Diluted	$(0.38)	$(0.04)	$(0.42)	$(1.70)	$(0.15)	$(1.85)

Unaudited condensed consolidated statement of stockholders’ deficit

Net Parent deficit within the unaudited condensed consolidated statement of stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 was affected by the restated net loss amounts disclosed above as well as the impact of the acquisition and integration costs and other immaterial adjustments to net transfers to Parent.

Unaudited condensed consolidated statement of cash flows:

	Nine months ended September 30, 2024
	As Reported	Adjustment	As Restated
Operating activities:
Net loss	$(70,973)	$(6,169)	$(77,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	24,817	8,624	33,441
Provision for bad debt	1,107	(457)	650
Deferred tax provision	(6,542)	(5,850)	(12,392)
Remeasurement of contingent consideration	2,363	(99)	2,264
Net foreign exchange gain	-	793	793
Changes in operating assets and liabilities:
Accounts receivable	1,994	1,102	3,096
Prepaid expenses and other current assets	(3,564)	98	(3,466)
Related party receivables	(235)	(904)	(1,139)
Accrued expenses and other current liabilities	(730)	457	(273)
Income tax payable	-	1,479	1,479
Contract liabilities	15,294	(616)	14,678
Other assets (liabilities)	(329)	899	570
Net cash used in operating activities	$(35,004)	$(643)	$(35,647)
Financing activities:
Cash pool arrangements with Parent	27,402	(64)	27,338
Net transfer from Parent	27,159	707	27,866
Net cash provided by financing activities	$50,368	$643	$51,011

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

If the qualitative impairment assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, Informa TechTarget performs the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. During the first, second and third quarters of 2025, the Company identified a sustained decline in the Company's share price which it determined to be a triggering event for the purposes of testing goodwill impairment. Informa TechTarget estimates the fair value of its reporting units primarily using an income approach. In assessing fair value, estimated future cash flows are discounted to their present value using a weighted average cost of capital discount rate.

If the estimated fair value of a reporting unit is less than the carrying value, Informa TechTarget will record an impairment of goodwill for the amount to which the carrying value exceeds fair value. Determination of fair value is based on significant assumptions and estimates, projected cash flows, forecasted revenue growth rates and EBITDA margin, discount rates, net working capital rates, long-term growth rates, tax rates and capital expenditure rates. Upon completion of this quantitative assessment, the Company determined that the goodwill of the Canalys, Industry Dive, Bluefin Legacy and legacy TechTarget reporting units were impaired and recorded a $80.3 million and $921.6 million impairment charge during the three and nine months ended September 30, 2025, respectively.

Informa TechTarget also considers whether there is an expectation that a long-lived asset will be sold or disposed of before the end of its originally estimated useful life. Recoverability of assets held and used is measured by comparing the asset group’s carrying amount and the estimated undiscounted future net cash flows expected to be generated by the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss will be recorded based on the amount by which the carrying value exceeds the fair value. The Company did not identify any impairment of long-lived assets as of September 30, 2025.

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

Allowance for credit losses
Balance as of December 31, 2024	$907
Addition to (release of) provision(1)	410
Write-off(1)	(98)
Balance as of March 31, 2025	$1,219
Addition to (release of) provision(1)	723
Write-off(1)	(70)
Balance as of June 30, 2025	$1,872
Addition to (release of) provision	142
Write-off	(121)
Balance as of September 30, 2025	$1,893

(1) During the three months ended September 30, 2025, the Company determined that amounts previously reported in “Addition to (release of) provision” and “Write-off”, for the three months ended March 31, 2025 and the three months ended June 30, 2025, had been misclassified by immaterial amounts. None of the misclassifications exceeded $0.2 million and ending balances as of quarter-ends were not misstated. The table has been updated to reflect corrected amounts and differs from amounts previously reported. Management has concluded that this misclassification was not material to any previously issued financial statements.

Allowance for credit losses
Balance as of December 31, 2023	$1,540
Addition to (release of) provision	364
Write-off	(555)
Balance as of March 31, 2024	$1,349
Addition to (release of) provision	266
Write-off	(193)
Balance as of June 30, 2024	$1,422
Addition to (release of) provision	76
Write-off	(596)
Balance as of September 30, 2024	$902

Segment reporting

In applying the criteria set forth in ASC 280, Segment Reporting, Informa TechTarget has determined it operates as a single operating and reportable segment. Informa TechTarget’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who reviews key financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance.

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

The calculations of basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(76,778)	$(17,430)	$(998,828)	$(77,142)

Weighted average shares outstanding	71,756,180	41,651,366	71,570,864	41,651,366

Loss per share
Basic:	$(1.07)	$(0.42)	$(13.96)	$(1.85)
Diluted:	$(1.07)	$(0.42)	$(13.96)	$(1.85)

Prior to the Transactions, Informa TechTarget did not have any shares of common stock outstanding. Accordingly, net loss per share for the three and nine months ended September 30, 2024 have been calculated using the number of shares of Informa TechTarget’s common stock issued to Informa on the closing of the Transaction. When determining net loss per share for the three and nine months ended September 30, 2024, the calculation of weighted average shares outstanding assumes that those shares of Informa TechTarget’s common stock were issued to Informa at the beginning of the year 2024.

In calculating diluted net loss per share, 1.2 million shares related to unvested, restricted stock units were excluded for the three and nine months ended September 30, 2025 because the impact of including these restricted stock units would be anti-dilutive. There were no restricted stock units outstanding for the three and nine months ended September 30, 2024.

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
•
ASU 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Modernizes the guidance for accounting for internal-use software costs by eliminating references to specific project development stages and establishing new capitalization criteria based on management commitment and probability of completion. The ASU clarifies that significant development uncertainty exists only when there is uncertainty about performance requirements or the entity's ability to complete the software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. The new standard may be applied either on a prospective or retrospective basis. Informa TechTarget is currently evaluating the impact this ASU will have on its consolidated financial statements.

3. Revenues

Disaggregation of revenue

Revenues by Categories:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Marketing, advertising services, and sponsorship	$90,043	$35,511	$249,460	$105,327
Intelligence subscription services	19,146	18,807	57,674	56,677
Advisory services	12,884	8,169	38,544	21,873
Exhibitor and attendee	213	385	438	622
Total revenue	$122,286	$62,872	$346,116	$184,499

During each of the three and nine months ended September 30, 2025 and 2024, no individual customer accounted for 10% or more of total revenues and no customer represented 10% or more of total accounts receivable.

Contract liabilities

Total contract liabilities as of December 31, 2024 were $44.8 million, of which $5.9 million and $38.5 million was recognized as revenue during the three and nine months ended September 30, 2025, respectively.

Long-lived assets by geographic area

Long-lived assets, excluding intangible assets and goodwill, by geographic area are detailed below:

	As of
	September 30, 2025	December 31, 2024
United States	$11,728	$14,304
United Kingdom	945	2,184
Japan	1,152	1,454
China	1,043	1,301
Rest of World	1,176	1,285
Total	$16,044	$20,528

No individual country outside of the United States accounted for 10% or more of Informa TechTarget’s long-lived assets as of September 30, 2025. No individual country outside of the United States and the United Kingdom accounted for 10% or more of Informa TechTarget’s long-lived assets as of December 31, 2024.

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
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

Informa TechTarget does not have material financial instruments that were measured at fair value as of September 30, 2025. The following table presents the financial instruments that were measured at fair value as of December 31, 2024:

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

5. Goodwill

The following table represents a roll forward of goodwill balances:

Balance as of December 31, 2024	$973,398
Impairment	(459,100)
Effect of exchange rate changes	1,212
Balance as of March 31, 2025	$515,510
Impairment	(382,248)
Effect of exchange rate changes	1,716
Balance as of June 30, 2025	$134,978
Additions	$1,030
Impairment	(80,252)
Effect of exchange rate changes	(312)
Balance as of September 30, 2025	$55,444

As of September 30, 2025, the gross carrying amount and accumulated impairment losses of goodwill were $1.2 billion and $1.1 billion, respectively.

Goodwill impairment test

Informa TechTarget tests whether goodwill is impaired at least annually, during the fourth quarter, or when events and circumstances indicate an impairment may have occurred (a “triggering event”). The Company identified a sustained decline in share price during the first, second and third quarters of 2025 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for all reporting units. Accordingly, Informa TechTarget performed a quantitative goodwill impairment assessment on its reporting units using the following key assumptions in the fair value calculations:

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

During the three months ended September 30, 2025, Informa TechTarget recognized impairment charges related to its Canalys, Industry Dive, NetLine and Bluefin Legacy reporting units of $6.7 million, $28.1 million, $13.3 million, and $32.2 million, respectively. During the nine months ended September 30, 2025, Informa TechTarget recognized impairment charges related to its Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget reporting units of $41.9 million, $243.4 million, $27.6 million, $172.0 million and $436.7 million, respectively. After the impairments, the Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget reporting units had remaining goodwill of $10.0 million, $25.7 million(1), $13.9 million, $5.8 million and $0.0 million, respectively.

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

Fair value assessments of a reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs used in their estimate. For the three months ended September 30, 2025, the discount rate used in the impairment test for the reporting units ranged from 17.0% to 18.0%. For the three months ended June 30, 2025, the discount rate used in the impairment test for the reporting units ranged from 14.0% to 15.0%. For the three months ended March 31, 2025, the discount rate used in the impairment test for the reporting units ranged from 10.0% to 12.0%. For both the three and nine months ended September 30, 2025, the long-term growth rate used in the impairment tests was 3.0%.

(1) There was an immaterial typographical footnote only error in the Company's Form 10-K for the year ended December 31, 2024, as filed with the SEC on May 28, 2025, where the December 31, 2024 ending carrying value of goodwill of the Industry Dive reporting unit was reported at $186.1 million instead of $269.1 million.

6. Business Combination

2025 Acquisition

During the three months ended September 30, 2025, the Company acquired certain assets and liabilities of Tech Research Pty Ltd and Tech Research Asia (collectively “TRA”) for a purchase price of $1.9 million, comprising $1.3 million of cash and contingent consideration with an estimated fair value of $0.6 million, and has included the financial results of TRA in its consolidated financial statements from August 1, 2025, the date of acquisition. The transaction was not material to the Company and the costs associated with the acquisition were not material. The Company accounted for the transaction as a business combination under ASC 805 - Business Combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $1.0 million of goodwill, and $0.9 million of net assets including intangible assets of $0.9 million. The goodwill is not deductible for tax purposes. The pro forma impact of the acquisition was not material to the Company's historical unaudited interim condensed consolidated operating results and is therefore not presented.

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

TechTarget
Assets acquired
Cash and cash equivalents	$276,656
Short-term investments	77,539
Accounts receivable	37,604
Prepaid taxes	3,130
Prepaid expenses and other current assets	5,475
Property and equipment	2,800
Intangible assets	575,000
Operating lease assets with right-of-use	12,268
Other assets	650
Total assets acquired	$991,122

Liabilities assumed
Accounts payable	$8,073
Convertible senior notes	413,570
Current operating lease liabilities	3,113
Accrued expenses and other current liabilities	18,633
Accrued compensation expenses	3,334
Income taxes payable	4,278
Contract liabilities	16,411
Non-current operating lease liabilities	12,195
Deferred tax liabilities	124,398
Other liabilities	325
Total liabilities assumed	$604,330
Net assets acquired	$386,792
Goodwill	564,657
Total consideration	$951,449

7. Intangible Assets

The following tables set forth the information for intangible assets subject to amortization:

		As of September 30, 2025
	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Brands and trademarks	13.91	$174,478	$(32,491)	$141,987
Customer relationships database	14.36	610,703	(130,640)	480,063
Intellectual property	6.19	159,993	(58,593)	101,400
Developed technology	1.67	527	(309)	218
Internal-use software	3.27	33,497	(10,644)	22,853
Total intangible assets		$979,198	$(232,677)	$746,521

		As of December 31, 2024
	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Brands and trademarks	14.66	$174,423	$(24,493)	$149,930
Customer relationships database	15.10	608,758	(86,121)	522,637
Intellectual property	6.79	158,868	(37,240)	121,628
Developed technology	0.72	1,226	(1,006)	220
Internal-use software	3.97	21,920	(7,603)	14,317
Total intangible assets		$965,195	$(156,463)	$808,732

Amortization expense for intangible assets was $25.8 million and $77.4 million during the three and nine months ended September 30, 2025, respectively, and $11.2 million and $33.4 million during the three and nine months ended September 30, 2024, respectively. Informa TechTarget capitalized internal-use software of $3.9 million and $12.4 million during the three and nine months ended September 30, 2025, respectively, and $1.2 million and $4.6 million during the three and nine months ended September 30, 2024, respectively.

Future expected amortization expense as of September 30, 2025 is as follows:

Years Ending December 31:	Amortization Expense
2025 (October 1 - December 31)	$25,521
2026	100,666
2027	91,479
2028	81,550
2029	76,376
Thereafter	370,929
$746,521

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

As of September 30, 2025, Informa TechTarget had $120.0 million drawn in revolving loans under the Credit Facility. Informa TechTarget paid down $15.0 million in revolving loans under the Credit Facility during the nine months ended September 30, 2025. There was no amount of revolving loans under the Credit Facility as of December 31, 2024.

9. Restructuring Costs

During the three months ended September 30, 2025, the Company implemented a restructuring and workforce reduction program (the “Restructuring Plan”) designed to improve operational efficiency and reduce costs. The program included both voluntary and involuntary employee terminations, as well as modifications to equity awards for certain affected employees. The accounting treatment of severance benefits and related expenses was determined based on the nature of the termination arrangement and the applicable accounting guidance.

The following table represents a roll forward of Restructuring costs:

	Compensation and Benefits	Restricted Stock Units
Balance as of June 30, 2025	$—	$—
Expenses	8,115	4,297
Payments	(2,883)	(4,297)
Balance as of September 30, 2025	$5,232	$—

The Company recognized restructuring charges of $12.4 million during the three months ended September 30, 2025, of which $4.3 million related to acceleration of vesting and modification of restricted stock units (“RSUs”), and $8.1 million related to other compensation and benefits. These charges are presented as “Restructuring costs” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2025. Of the $8.1 million in other compensation and benefits, approximately $2.9 million was paid to employees during the three months ended September 30, 2025 and $5.2 million remained accrued as of September 30, 2025.

As part of the severance arrangements, certain employees received accelerated vesting of RSUs. Additionally, certain RSUs were deemed to have been modified. The Company measured the incremental fair value of the modified awards on the modification date using appropriate valuation techniques. The Company recognized $4.3 million in net incremental compensation expense related to these accelerations and modifications during the three months ended September 30, 2025.

In total, the Company is expected to incur approximately $11.2 million in other compensation and benefits and approximately $4.3 million related to acceleration of vesting and modification of RSUs related to the Restructuring Plan.

10. Stock-Based Compensation

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

No new awards may be granted under the 2017 Plan; however, 676,224 shares of common stock remain available for issuance under the 2017 Plan in connection with restricted stock units previously awarded under the 2017 Plan.

2024 Incentive Plan

In September 2024, Former TechTarget’s board of directors, as well as the Company’s then current board of directors, approved the 2024 Incentive Plan (the “2024 Plan”), which was approved by the stockholders of Former TechTarget in conjunction with their approval of the Merger agreement and became effective on the Acquisition Date. On December 2, 2024, 6,366,171 shares of Informa TechTarget’s common stock were reserved for issuance under the 2024 Plan and, generally, shares that are forfeited or canceled from awards under the 2024 Plan also will be available for future awards. Under the 2024 Plan, Informa TechTarget may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants vest in equal annual tranches over a three-year period. Shares of stock underlying awards of restricted stock units are not issued until the units vest. The 2024 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards, such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 605,204 shares of common stock that remain subject to outstanding stock-based grants under the 2024 Plan as of September 30, 2025. A further 5,747,409 shares of common stock remain available for issuance for future awards under the 2024 Plan as of September 30, 2025.

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

Stock options

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of an award.

The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s common stock for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

A summary of the stock option activity under the Company's plans for the nine months ended September 30, 2025 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Options outstanding at December 31, 2024	—	—	—
Granted	25,000	$8.70	—
Exercised	—	$—	—	$—
Forfeited	—	$—	—
Cancelled	—	$—	—
Options outstanding at September 30, 2025	25,000	$8.70	$9.81	$—
Options exercisable at September 30, 2025	—	$—	$—	$—
Options vested or expected to vest at September 30, 2025	23,468	$8.70	$9.81	$—
(1)
As of September 30, 2025 our outstanding stock options were out-of-the-money, meaning the market price of our common stock was less than the options' exercise price. These options have an intrinsic value of zero.

Restricted stock unit (RSU) awards

Restricted stock unit awards are valued at the market price of a share of Informa TechTarget’s common stock on the date of the grant. A summary of the restricted stock unit award activity under Informa TechTarget’s plans for the nine months ended September 30, 2025 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2024	1,463,601	$31.48	$29,008,572
Granted	580,136	6.81
Vested	(755,907)	31.29
Forfeited	(49,488)	31.54
Nonvested outstanding at September 30, 2025	1,238,342	$20.04	$7,194,767

The total grant-date fair value of RSU awards that vested during the nine months ended September 30, 2025 was $23.6 million.

As of September 30, 2025, there was $22.5 million of total unrecognized compensation expense related to stock options and RSU, which is expected to be recognized over a weighted average period of 2.22 years.

11. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws.

The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded an income tax benefit of $33.0 million and an income tax benefit of $26.2 million for the three and nine months ended September 30, 2025, respectively. The Company recorded an income tax benefit of $3.6 million and an income tax benefit of $10.3 million for the three and nine months ended September 30, 2024, respectively. The tax benefit for the three months ended September 30, 2025 increased by approximately $29.4 million, as compared to the same period in 2024, primarily due to a non-deductible goodwill impairment charge and geographic mix of earnings in the three months ended September 30, 2025. The tax benefit for the nine months ended September 30, 2025 increased by approximately $15.9 million, as compared to the same period in 2024, primarily due to a non-deductible goodwill impairment charge and geographic mix of earnings in the nine months ended September 30, 2025. Due to the Company's history of impairments, the effect of the non-deductible goodwill impairment has not been treated as a discrete item in the three and nine months ended September 30, 2025.

On July 4, 2025, the United States passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. While these changes did not have a significant impact to the annual effective tax rate, the Company expects that U.S. cash taxes will decrease in 2025 as a result of the new legislation.

12. Related Party Transactions

Corporate expense allocations

The amounts of related party expenses allocated to Informa Tech Digital Business from the Parent and its subsidiaries for the three and nine months ended September 30, 2024 were $8.9 million and $25.8 million, respectively, and are recognized in general and administrative expenses in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). There were no such expense allocations for the three and nine months ended September 30, 2025.

Further, for the three and nine months ended September 30, 2024, the Parent incurred $5.5 million and $32.5 million of costs related to the Transactions described in Note 1 – Business Overview and Basis of Presentation.

Revenue and other transactions entered into in the ordinary course of business

Informa TechTarget enters into revenue arrangements in the ordinary course of business with the Parent and its affiliates, which resulted in recording revenue of $0.3 million and $0.8 million during the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million during the three and nine months ended September 30, 2024, respectively. The cost of revenues related to these sales between Informa TechTarget and the Parent were $0.2 million and $0.8 million during the three and nine months ended September 30, 2025, respectively, and $0.0 million and $0.1 million during the three and nine months ended September 30, 2024, respectively.

Revolving line of credit

On December 2, 2024, Informa TechTarget entered into a related party loan arrangement with the Informa Group Holdings Limited, which provides Informa TechTarget with a $250.0 million unsecured five-year revolving Credit Facility, which has been drawn upon as of September 30, 2025. Informa TechTarget has paid $1.9 million in certain fees related to the Credit Facility, which have been capitalized and included in other non-current assets. Amortization of these commitment fees into interest expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2025, Informa TechTarget had $120.0 million drawn in revolving loans under the Credit Facility. Informa TechTarget paid down $15.0 million in revolving loans under the Credit Facility during the nine months ended September 30, 2025. There was no amount of revolving loans under the Credit Facility as of December 31, 2024.

Interest income and interest expense

Interest income and interest expense on debt financing and cash pooling arrangements are recorded within interest income and interest expense on related party debt, respectively, within the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income on related party loans receivable	$—	$1,327	$—	$3,190
Interest expense on related party debt	$2,439	$5,761	$7,067	$18,164

The accrued interest expense related to long-term debt to Parent was $0.4 million as of September 30, 2025, and is recorded in related party payables within the accompanying unaudited condensed consolidated balance sheets.

Related party receivables and payables

Informa TechTarget has receivables and payables with the Parent arising from transactions entered into in the ordinary course of business with the Parent, such as related party sales, shared and corporate cost recharges, including payroll and employee related costs, acquisition and integration costs and central operating costs.

Related party receivables and payables are recorded in the accompanying unaudited condensed consolidated balance sheets as follows:

	As of
	September 30, 2025	December 31, 2024
Related party receivable	$11,372	$2,900
Related party payables	$12,171	$4,795

Settlement patterns of related party payables vary from transaction to transaction and are repaid on a non-routine basis. Changes in related party receivables and payables are presented in operating activities in the unaudited condensed consolidated statement of cash flows.

Service Agreements

In connection with the Merger, Informa TechTarget entered into a transitional service agreement with Informa Group Limited to receive certain business support services for generally up to 18 months after the closing for an initial monthly fee which approximated $2.0 million and decreases over the course of the agreement. These services include, but are not limited to, IT services, accounting & financial services, HR & payroll services, property services, and business support services. In connection with the Merger, Informa TechTarget also entered into various arrangements with employees of the Parent and its subsidiaries to perform services for Informa TechTarget under a secondment arrangement. For the three and nine months ended September 30, 2025, Informa TechTarget had incurred $4.8 million and $14.7 million, respectively, for these transitional and secondment services, which are classified within general and administrative expenses. For the three and nine months ended September 30, 2025, the Company incurred related party acquisition and integration costs in the amount of $0.9 million and $20.3 million, respectively. As of September 30, 2025, $11.8 million has yet to be settled and is classified within related party payables.

In connection with the Merger, Informa TechTarget entered into a reverse transitional service agreement with Informa Group Limited to provide property services to the Parent for a fixed monthly fee. For the three and nine months ended September 30, 2025, activities related to this service were $0.1 million and $0.3 million, respectively. Additionally, the Parent collects receivables from our customers on our behalf. As of September 30, 2025, $11.4 million related to these transitional service transactions and receivable collections has yet to be settled and is classified within related party receivables.

13. Segments

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

Significant expenses are presented on the unaudited condensed consolidated statement of income (loss) and comprehensive income (loss), which is regularly reviewed by the CODM. In addition, the CODM is regularly provided with direct staff costs as a significant expense, which was $70.4 million and $207.2 million for the three and nine months ended September 30, 2025, respectively, excluding costs related to the Restructuring Plan, and $38.8 million and $105.7 million for the three and nine months ended September 30, 2024, respectively.

14. Subsequent Events

Corporate headquarters’ lease renewal:

On October 21, 2025, Informa TechTarget entered into an Amended and Restated Lease Agreement (the " Lease Agreement"), which amends the lease for the Company's corporate headquarters at 275 Grove Street, Newton, Massachusetts (the "275 Grove Street premises"). Pursuant to the Lease Agreement, the premises will be relocated and reduced from approximately 68,014 square feet to approximately 34,289 square feet, with the new term expiring ten years from the relocation date, which is expected to occur on or before May 1, 2026.

Commencing on the relocation date, the annual base rent for the 275 Grove Street premises will be approximately $1.1 million, subject to annual increases up to $1.5 million through the ten year lease term. For the period prior to the relocation date, the annual base rent is approximately $3.2 million. Pursuant to the terms set forth in the Lease Agreement, the Company is required to pay a reduction fee of $5.5 million and will receive a relocation allowance of approximately $1.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the SEC. Please refer to "Cautionary Note Regarding Forward-Looking Statements” on page 44 of this Quarterly Report on Form 10-Q.

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

Omdia, Industry Dive, NetLine, Canalys and Wards and Former TechTarget are important components of Informa TechTarget. These products or businesses and their portfolio of digital media brands inform, educate and influence tech buyers, creating engaged, specialist audiences and deliver first party data records. As of September 30, 2025, our business had more than 56.4 million registered members and users of our own media brands.

Targeted access to these specialist audiences is provided through a growing range of data-driven digital products and services that are designed to deliver highly qualified leads, demand generation and buyer intent to technology vendors, connecting them with the right buyers at the right time to maximize return on investment and accelerate growth.

Selected Informa TechTarget brands
Specialist B2B Content: Intelligence & Advisory Brands	Specialist B2B Buyer Content: Brand & Content Brands	B2B Buyer Intent & Demand Brands
Omdia by Informa TechTarget	Industry Dive	NetLine
Canalys	Information Week
Wards Intelligence	Light Reading
Enterprise Strategy Group	AI Business

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

Goodwill, long-lived assets and impairment

As of September 30, 2025 and December 31, 2024, goodwill was $55.4 million and $973.4 million, respectively. Informa TechTarget's goodwill represents the excess purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. Informa TechTarget performs an assessment of goodwill for impairment annually as of December 31 or whenever events or changes in circumstances indicate there may be an impairment.

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

As of September 30, 2025, the Company had five reporting units: Legacy TechTarget, Bluefin, NetLine, Industry Dive, and Canalys. The Company identified a sustained decline in share price during each of the first, second and third quarters of 2025 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for all reporting units. For the three months and nine months ended September 30, 2025, Informa TechTarget performed the required impairment tests of goodwill on its reporting units using a discounted cash flow model with the following key assumptions in the fair value calculations:

•
Projected cash flows: For each of the first, second and third quarters of 2025, the Company used a two-stage valuation approach to projected cash flows, which included key assumptions of forecasted revenue growth rate and EBITDA margin followed by a steady state period of long-term growth. Forecasts for the first stage include management expectations of Informa TechTarget's financial performance with key assumptions of forecasted revenue growth rate and EBITDA margin and represent the best estimate of the future performance of the relevant reporting units, followed by a steady state period of long-term growth. Forecasts for the second stage are based on determining the Company’s terminal value, which is the value of the business beyond the discrete forecast period and utilizes a two‑stage growth model with an initial high‑growth rate stage, followed by a perpetual normalized growth stage.
•
Discount rate: For each of the first, second and third quarters of 2025, a post-tax discount rate using a weighted average cost of capital methodology. For the cost of debt, Informa TechTarget considered market rates, based on entities with a comparable credit rating. The cost of equity is calculated using the Capital Asset Pricing Model methodology. The discount rates include appropriate risk premiums to reflect additional risks of the specific reporting units being tested.
•
Long-term growth rate: For each of the first, second and third quarters of 2025, long-term growth rates are based on external factors such as long-term Consumer Price Index rates and external market reports for the main geographic markets in which each reporting unit operates and therefore are not considered to exceed the long-term average growth prospects for the individual markets. Long-term growth rates have not been risk adjusted to reflect any of the specific reporting unit uncertainties noted above, as these uncertainties are already reflected in the discount rates used.
•
Tax rate: For each of the first, second and third quarters of 2025, the tax rate is based on external reports of the weighted-average corporate tax rates for the main geographic markets in which each reporting unit operates.
•
Net working capital rate: For each of the first, second and third quarters of 2025, the net working capital rate is based on the market participant level of cash free net working capital, and a comparison of guideline public companies.
•
Capital expenditures rate: For each of the first, second and third quarters of 2025, the capital expenditures rate is based on the Company’s historical depreciation expense.

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

Canalys

Based on the quantitative fair value testing, a goodwill impairment of $6.7 million and $41.9 million was recognized during the three and nine months ended September 30, 2025, respectively. The carrying value of goodwill in the Canalys reporting unit as of September 30, 2025 was $10.0 million post-impairment. For the three months ended September 30, 2025, a 5.2% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended September 30, 2025, a 7.5% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have resulted in all goodwill being impaired. For the three months ended September 30, 2025, a 5.0% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended September 30, 2025, a 5.7% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of September 30, 2025 would have resulted in all goodwill being impaired. For the three months ended September 30, 2025, a 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have increased or decreased the goodwill impairment recognized by $2.0 million and $2.3 million, respectively. For the three months ended September 30, 2025, a 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have increased or decreased the goodwill impairment recognized by $1.3 million and $1.5 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

NetLine

Based on the quantitative fair value testing, a goodwill impairment of $13.3 million and $27.6 million was recognized during the three and nine months ended September 30, 2025, respectively. The carrying value of goodwill in the NetLine reporting unit as of September 30, 2025 was $13.9 million post-impairment. For the three months ended September 30, 2025, a 5.8% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended September 30, 2025, a 6.5% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have resulted in all goodwill being impaired. For the three months ended September 30, 2025, a 7.4% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended September 30, 2025, a 6.6% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of September 30, 2025 would have resulted in all goodwill being impaired. For the three months ended September 30, 2025, a 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have increased or decreased the goodwill impairment recognized by $3.1 million and $3.6 million, respectively. For the three months ended September 30, 2025, a 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have increased or decreased the goodwill impairment recognized by $2.1 million and $2.4 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Legacy TechTarget

Based on the quantitative fair value testing, a goodwill impairment of $436.7 million was recognized during the nine months ended September 30, 2025. There was no carrying value of goodwill in the Legacy TechTarget reporting unit as of September 30, 2025 post-impairment.

Bluefin

Based on the quantitative fair value testing, a goodwill impairment of $32.2 million and $172.0 million was recognized during the three and nine months ended September 30, 2025, respectively. The carrying value of goodwill in the Bluefin reporting unit as of September 30, 2025 was $5.8 million post-impairment. For the three months ended September 30, 2025, a 6.3% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended September 30, 2025, a 1.1% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have resulted in all goodwill being impaired. For the three months ended September 30, 2025, a 3.9% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended September 30, 2025, a 0.6% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of September 30, 2025 would have resulted in all goodwill being impaired. For the three months ended September 30, 2025, an 80 basis-point increase in the discount rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have resulted in all goodwill being impaired. For the three months ended September 30, 2025, a 100 basis-point decrease in the discount rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have decreased the goodwill impairment recognized by $7.0 million. For the three months ended September 30, 2025, a 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have increased or decreased the goodwill impairment recognized by $4.0 million and $4.6 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Industry Dive

Based on the quantitative fair value testing, a goodwill impairment of $28.1 million and $243.4 million was recognized during the three and nine months ended September 30, 2025, respectively. The carrying value of goodwill in the Industry Dive reporting unit as of September 30, 2025 was $25.7 million post-impairment. For the three months ended September 30, 2025, a 6.2% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended September 30, 2025, a 9.1% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have resulted in all goodwill being impaired. For the three months ended September 30, 2025, a 3.7% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended September 30, 2025, a 4.1% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of September 30, 2025 would have resulted in all goodwill being impaired. For the three months ended September 30, 2025, a 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have increased or decreased the goodwill impairment recognized by $5.0 million and $5.7 million, respectively. For the three months ended September 30, 2025, a 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of September 30, 2025 would have increased or decreased the goodwill impairment recognized by $3.2 million and $3.7 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

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

These products and services are delivered under both short-term contracts that run for the length of a given marketing/sales program, typically less than nine months, and through integrated contracts exceeding 270 days (“longer-term contracts”) covering various client needs. Longer-term contracts include a range of annual subscription products, which are paid for in advance. In the three and nine months ended September 30, 2025, approximately 31% and 34% of our revenues were from longer-term contracts, respectively. In the three and nine months ended September 30, 2024, approximately 39% and 38% of our revenues were from longer-term contracts, respectively.

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

Product development

Product development costs include the creation of Informa TechTarget's network of websites and data analytics framework, advertiser offerings and technical infrastructure that do not meet the criteria for capitalization.

Depreciation

Depreciation expense consists of the depreciation of property and equipment. Depreciation is calculated using the straight-line method over the estimated useful lives of the underlying property and equipment, ranging from three to five years.

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

Restructuring costs

Restructuring costs are expenses related to our Restructuring Plan and include severance pay, employee termination benefits, outplacement services, and associated administrative expenses incurred in connection with the Restructuring Plan.

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

Results of Operations

The following table sets forth a summary of certain key financial information for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
		As Restated			As Restated
Revenues:	$122,286	$62,872	94%	$346,116	$184,499	88%
Total cost of revenues	(47,350)	(23,814)	99%	(142,674)	(74,484)	92%
Gross profit	74,936	39,058	92%	203,442	110,015	85%
Operating expenses:
Selling and marketing	35,829	14,217	152%	106,202	42,096	152%
General and administrative	21,039	18,365	15%	64,244	53,937	19%
Product development	2,894	2,571	13%	8,279	8,499	(3%)
Depreciation	529	386	37%	1,592	1,173	36%
Amortization, excluding amortization included in cost of revenues	21,631	11,008	97%	67,817	33,038	105%
Impairment of goodwill	80,252	—	n.m.	921,600	—	n.m.
Impairment of long-lived assets	—	—	n.m.	—	2,019	(100%)
Restructuring costs	12,412	—	n.m.	12,412	—	n.m.
Acquisition and integration costs	8,204	8,788	(7%)	32,343	38,242	(15%)
Remeasurement of contingent consideration	—	(1,900)	n.m.	—	2,264	(100%)
Total operating expenses	182,790	53,435	242%	1,214,489	181,268	570%
Operating loss	(107,854)	(14,377)	650%	(1,011,047)	(71,253)	1319%
Interest expense on related party loans	(2,439)	(5,761)	(58%)	(7,067)	(18,164)	(61%)
Interest income	26	874	(97%)	914	3,338	(73%)
Other income (expense), net	525	(1,732)	130%	(7,791)	(1,361)	472%
Loss before provision for income taxes	(109,742)	(20,996)	423%	(1,024,991)	(87,440)	1072%
Income tax benefit	32,964	3,566	824%	26,163	10,298	154%
Net loss	$(76,778)	$(17,430)	340%	$(998,828)	$(77,142)	1195%

Informa TechTarget restated its financial statements as of and for the three and nine months ended September 30, 2024. The amounts in the “As Restated” columns are the updated amounts including the impacts of the errors identified. The restatement is described fully in Note 1. Business Overview and Basis of Presentation to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Comparison of The Three Months Ended September 30, 2025 and 2024

Revenues

	For the Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
		As Restated
Marketing, advertising services, and sponsorship	$90,043	$35,511	$54,532	154%
Intelligence subscription services	19,146	18,807	339	2%
Advisory services	12,884	8,169	4,715	58%
Exhibitor and attendee	213	385	(172)	(45)%
Total revenues	$122,286	$62,872	$59,414	94%

Revenue for the three months ended September 30, 2025 was $122.3 million, an increase of $59.4 million, or 94%, compared to the three months ended September 30, 2024. The acquisition of Former TechTarget in December 2024 provided $46.2 million in marketing, advertising services, and sponsorship revenues, and $4.2 million in advisory services revenue to the three months ended September 30, 2025. Marketing, advertising services, and sponsorship revenues increased $8.3 million due to higher demand from returning customers compared to the prior year period.

Cost of revenues

	For the Three Months Ended September 30,
	2025	2024	Increase	Percent Change
		As Restated
Cost of revenues	$47,350	$23,814	$23,536	99%

Cost of revenues for the three months ended September 30, 2025 was $47.4 million, an increase of $23.5 million, or 99%, compared to the three months ended September 30, 2024. The increase is largely driven by the acquisition of Former TechTarget in December 2024, which contributed $15.1 million in labor and contracted costs in 2025. The remaining $8.4 million increase was primarily driven by increased labor and related costs due to our heightened focus on delivering our services to our customers as part of our integration.

Operating expenses and other

	For the Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
		As Restated
Operating expenses:
Selling and marketing	$35,829	$14,217	$21,612	152%
General and administrative	21,039	18,365	2,674	15%
Product development	2,894	2,571	323	13%
Depreciation	529	386	143	37%
Amortization, excluding amortization included in cost of revenues	21,631	11,008	10,623	97%
Impairment of goodwill	80,252	—	80,252	n.m.
Restructuring costs	12,412	—	12,412	n.m.
Acquisition and integration costs	8,204	8,788	(584)	(7%)
Remeasurement of contingent consideration	—	(1,900)	1,900	n.m.
Total operating expenses	$182,790	$53,435	$129,355	242%
Interest expense on related party loans	(2,439)	(5,761)	3,322	(58%)
Interest income	26	874	(848)	(97%)
Other income (expense), net	525	(1,732)	2,257	130%
Income tax benefit	$32,964	$3,566	$29,398	824%

Selling and marketing. Selling and marketing costs increased by $21.6 million, or 152%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $19.4 million, primarily in labor and related costs in 2025. The remaining $2.2 million increase was primarily driven by increased labor related costs due to our heightened focus on selling and marketing our services to our customers as part of our integration.

General and administrative. General and administrative costs increased by $2.7 million, or 15%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $11.8 million in 2025. This was offset by a $9.2 million reduction in costs due to a decrease in focus (primarily labor and related costs) on general and administrative and an increase in focus on cost of revenues.

Product development. Product development costs increased by $0.3 million, or 13% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $1.8 million in labor and related costs in 2025, offset by a decrease in labor and related costs from the prior year period of $1.5 million.

Depreciation. Depreciation expense increased $0.1 million, or 37% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to the acquisition of Former TechTarget in December 2024.

Amortization. Amortization expense increased $10.6 million, or 97% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the acquisition of Former TechTarget in December 2024.

Impairment of goodwill. As a result of the impairment analysis in the three months ended September 30, 2025, an impairment charge of $80.3 million was recorded relating to the Canalys, Industry Dive, NetLine and Bluefin Legacy reporting units. Due to the continued decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at September 30, 2025. We estimate the implied fair value of our goodwill primarily using an income approach. Changes in the estimates or assumptions used in our quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to continued increases in costs and other macroeconomic factors.

Restructuring costs. Restructuring costs were $12.4 million for the three months ended September 30, 2025 compared to $0 for the three months ended September 30, 2024, due to the Restructuring Plan to improve operational efficiency and reduce costs implemented in August 2025.

Acquisition and integration costs. Acquisition and integration cost decreased $0.6 million, or (7%), for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a $4.9 million reduction in acquisition costs compared to the prior year period. This was offset by the acquisition of Former TechTarget in December 2024, which contributed $4.3 million in integration costs.

Remeasurement of contingent consideration. In the three months ended September 30, 2025, there was no contingent consideration remeasurement due to no change in the fair value of the contingent consideration. Contingent consideration remeasurement in the three months ended September 30, 2024 was a loss of $1.9 million due to a revision to forecasts to reflect challenging macro-economic conditions, which impacted demand for core email and website sponsorship/advertising products, as technology companies cut back on investment.

Interest expense on related party loans. Interest expense on related party loans decreased $3.3 million, or (58%), in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This reduction resulted from the August 2024 settlement of a related party loan originally established to finance the Industry Dive acquisition in fiscal 2022. The loan settlement eliminated associated interest obligations, reducing financing costs in the current reporting period and reflecting improved capital structure following debt resolution. During the three months ended September 30, 2025, interest expense was related to outstanding loans under the Credit Facility with Informa Group Holdings.

Interest income. Interest income decreased $0.8 million, or (97%), for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to decreased cash balances in the current period.

Other income (expense), net. Other income for the three months ended September 30, 2025 was $0.5 million, an increase of $2.3 million, or 130%, compared to the other expense of $1.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by a reduction of foreign currency losses compared to the prior year period and the acquisition of Former TechTarget in December 2024, which contributed $1.2 million of foreign currency transaction gains in 2025.

Income tax benefit (expense). Income tax benefit for the three months ended September 30, 2025 was $33.0 million, an increase of $29.4 million compared to the income tax benefit of $3.6 million in the three months ended September 30, 2024. The effective tax rate was 30.0% and 17.0% for the three months ended September 30, 2025 and 2024, respectively. In 2025, the effective tax rate was primarily driven by a non-deductible goodwill impairment, which was not treated as a discrete item due to our history of impairments, and geographic mix of earnings. In 2024, the effective tax rate was primarily driven by non-taxable contingent consideration and non-deductible goodwill impairment.

Comparison of The Nine Months Ended September 30, 2025 and 2024

Revenues

	For the Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Marketing, advertising services, and sponsorship	$249,460	$105,327	$144,133	137%
Intelligence subscription services	57,674	56,677	997	2%
Advisory services	38,544	21,873	16,671	76%
Exhibitor and attendee	438	622	(184)	-30%
Total revenues	$346,116	$184,499	$161,617	88%

Revenue for the nine months ended September 30, 2025 was $346.1 million, an increase of $161.6 million, or 88%, compared to the nine months ended September 30, 2024. The acquisition of Former TechTarget in December 2024 provided $128.7 million in marketing, advertising services, and sponsorship revenues, and $12.8 million in advisory services revenue to the nine months ended September 30, 2025. Marketing, advertising services, and sponsorship revenues also increased $15.5 million due to higher demand from returning customers compared to the prior year period.

Cost of revenues

	For the Nine Months Ended September 30,
	2025	2024	Increase	Percent Change
		As Restated
Cost of revenues	$142,674	$74,484	$68,190	92%

Cost of revenues for the nine months ended September 30, 2025 was $142.7 million, an increase of $68.2 million, or 92%, compared to the nine months ended September 30, 2024. The increase is largely driven by the acquisition of Former TechTarget in December 2024, which contributed $52.2 million in labor and contracted costs in 2025. The remaining $16.0 million increase was primarily driven by increased labor and related costs due to our heightened focus on delivering our services to our customers as part of our integration.

Operating expenses and other

	For the Nine Months Ended September 30,
	2025	2024	Increase /(Decrease)	Percent Change
		As Restated
Operating expenses:
Selling and marketing	$106,202	$42,096	$64,106	152%
General and administrative	64,244	53,937	10,307	19%
Product development	8,279	8,499	(220)	(3)%
Depreciation	1,592	1,173	419	36%
Amortization, excluding amortization included in cost of revenues	67,817	33,038	34,779	105%
Impairment of goodwill	921,600	—	921,600	n.m.
Impairment of long-lived assets	—	2,019	(2,019)	(100)%
Restructuring costs	12,412	—	12,412	n.m.
Acquisition and integration costs	32,343	38,242	(5,899)	(15)%
Remeasurement of contingent consideration	—	2,264	(2,264)	(100)%
Total operating expenses	$1,214,489	$181,268	$1,033,221	570%
Interest expense on related party loans	(7,067)	(18,164)	11,097	(61)%
Interest income	914	3,338	(2,424)	(73)%
Other expense, net	(7,791)	(1,361)	(6,430)	472%
Income tax benefit	$26,163	$10,298	$15,865	154%

Selling and marketing. Selling and marketing costs increased by $64.1 million, or 152%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $56.2 million, primarily in labor and related costs in 2025. The remaining $7.9 million increase was primarily driven by our increased labor and related costs due to our heightened focus on selling and marketing our services to our customers as part of our integration.

General and administrative. General and administrative costs increased by $10.3 million, or 19%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the acquisition of Former TechTarget in December 2024 which contributed $36.0 million in the nine months ended September 30, 2025. This was partially offset by a reduction in costs of $25.7 million due to a decrease in focus on general and administrative (primarily labor and related costs) and an increase in focus on cost of revenues and selling and marketing.

Product development. Product development costs decreased by $0.2 million, or (3)% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a decrease of $5.1 million driven by a reduction in focus (primarily labor and related costs) on product development and an increase in focus on cost of revenues and selling and marketing. This was offset by the acquisition of Former TechTarget in December 2024 which contributed $4.9 million in labor and related costs.

Depreciation. Depreciation expense increased $0.4 million, or 36% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to the acquisition of Former TechTarget in December 2024.

Amortization. Amortization expense increased $34.8 million, or 105% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to the acquisition of Former TechTarget in December 2024, which contributed $37.4 million in amortization expenses.

Impairment of goodwill. As a result of the impairment analysis in the first three quarters of 2025, an impairment charge of $921.6 million was recorded relating to the Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget reporting units for the nine months ended September 30, 2025. Due to the continued decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at September 30, 2025. We estimate the implied fair value of our goodwill primarily using an income approach. Changes in the estimates or assumptions used in our quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to continued increases in costs and other macroeconomic factors.

Impairment of long-lived assets. We did not have any impairment of long-lived assets in the nine months ended September 30, 2025. Impairment of long-lived assets in the nine months ended September 30, 2024 was $2.0 million due to the exit from Industry Dive’s Washington, D.C. office in March 2024.

Restructuring costs. Restructuring costs were $12.4 million for the nine months ended September 30, 2025 compared to $0 for the nine months ended September 30, 2024, due to the Restructuring Plan to improve operational efficiency and reduce costs implemented in August 2025.

Acquisition and Integration Costs. Acquisition and integration expense decreased $5.9 million, or (15)%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The acquisition of Former TechTarget in December 2024 contributed $15.9 million as part of the integration in 2025. The $21.8 million decrease was a result of decreased professional fees incurred in 2024 associated with the Transaction.

Remeasurement of contingent consideration. In the nine months ended September 30, 2025, there was no contingent consideration remeasurement due to no change in the fair value of the contingent consideration. Contingent consideration remeasurement in the nine months ended September 30, 2024 was a loss of $2.3 million due to a revision to forecasts to reflect challenging macro-economic conditions, which impacted demand for core email and website sponsorship/advertising products, as technology companies cut back on investment.

Interest expense on related party loans. Interest expense on related party loans decreased $11.1 million, or (61)%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This significant reduction resulted from the August 2024 settlement of a related party loan originally established to finance the Industry Dive acquisition in fiscal 2022. The loan settlement eliminated associated interest obligations, substantially reducing financing costs in the current reporting period and reflecting improved capital structure following debt resolution. During the nine months ended September 30, 2025, interest expense was related to outstanding loans under the Credit Facility with Informa Group Holdings.

Interest income. Interest income decreased $2.4 million, or (73)%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to lower cash balances in the current period.

Other Expense, net. Other expense increased by $6.4 million, or 472%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The acquisition of Former TechTarget in December 2024 contributed $3.4 million of foreign currency transaction losses in the nine months ended September 30, 2025. The remaining increase in expense is primarily related to the increase in foreign currency transactions.

Income tax benefit. Income tax benefit for the nine months ended September 30, 2025 was $26.2 million, an increase of $15.9 million compared to the income tax benefit of $10.3 million in the nine months ended September 30, 2024. The effective tax rate was 2.6% and 11.8% for the nine months ended September 30, 2025 and 2024, respectively. In 2025, the effective tax rate was primarily driven by a non-deductible goodwill impairment, which was not treated as a discrete item due to our history of impairments, and geographic mix of earnings. In 2024, the effective tax rate was primarily driven by non-taxable contingent consideration and non-deductible goodwill impairment.

Liquidity and Capital Resources

At September 30, 2025, our cash and cash equivalents totaled $46.3 million. We utilized cash, short-term investments and $135.0 million of our $250.0 million revolving Credit Facility with Informa to retire approximately $417.0 million of our convertible debt on January 24, 2025. As of September 30, 2025, Informa TechTarget had $120.0 million drawn on the revolving Credit Facility. We believe that our existing cash and cash equivalents plus our remaining availability under the revolving Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Informa TechTarget’s primary recurring use of cash is payment of operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as operating expenses for product development, marketing, facilities and overhead costs.

Cash Flows

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$4,584	$(35,647)
Net cash provided by (used in) investing activities	$62,592	$(4,933)
Net cash provided by (used in) financing activities	$(297,661)	$51,011

Net cash provided by (used in) operating activities

Cash flows provided by operating activities for the nine months ended September 30, 2025 was $4.6 million, a $40.2 million increase compared to the operating cash outflow for the nine months ended September 30, 2024, primarily due to an increase in net loss of $921.7 million as adjusted for non-cash items, which were mainly impacted by (i) higher amortization of $45.1 million due to the acquisition of Former TechTarget and (ii) the combined net impact of the impairment of goodwill related to the Canalys, Industry Dive, NetLine Bluefin Legacy and legacy TechTarget reporting units of $921.6 million.

Net cash provided by (used in) investing activities

Cash flows provided by (used in) investing activities were $62.6 million and $(4.9) million for the nine months ended September 30, 2025 and 2024, respectively. The inflows in the nine months ended September 30, 2025 reflected the sale of short-term investments of $76.8 million. The outflows in the nine months ended September 30, 2024 reflected increased intangible assets of $4.6 million mainly relating to product development and internally generated software.

Net cash provided by (used in) financing activities

Cash flows provided by (used in) financing activities were $(297.7) million and $51.0 million for the nine months ended September 30, 2025 and 2024, respectively. The significant outflow in the nine months ended September 30, 2025 was due to the repayment of convertible notes of $417.0 million, partially offset by net borrowings under our Credit Facility of $120.0 million. The inflow for the nine months ended September 30, 2024 was due to amounts received from related parties as part of cash pooling arrangements, partially offset by net cash outflows from net Parent investment.

Off Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, Informa TechTarget did not have any significant off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements, other than historical facts, are forward-looking statements, including: statements regarding the expected benefits of the Transactions such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; our expectations surrounding the Transactions and our ability to grow our business and bolster our financial position; our expected contractual obligations and capital expenditures; our future results of operations and financial position; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; the effectiveness of our Restructuring Plan; the continued remediation of material weaknesses in our internal control over financial reporting; and our competitive market position within our industry. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “plan,” “could,” “would,” “project,” “predict,” “continue,” “target,” or the negatives of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.

We can give no assurance that such plans, estimates, or expectations will be achieved, and therefore, actual results may differ materially from any plans, estimates, or expectations in such forward-looking statements. Important factors that could cause actual results to differ materially from such plans, estimates, or expectations include, among others: unexpected costs, charges, or expenses resulting from the Transactions or the Restructuring Plan; uncertainty regarding our expected financial performance; failure to realize the anticipated benefits of the Transactions, including as a result of integrating our Informa Tech Digital Business with our legacy TechTarget business or the Restructuring Plan; our ability to implement our business strategy; difficulties and delays in achieving revenue and cost synergies; evolving legal, regulatory, and tax regimes; changes in economic, financial, political, and regulatory conditions in the United States and elsewhere, and other factors that contribute to uncertainty and volatility; natural and man-made disasters, civil unrest, pandemics, geopolitical uncertainty and conflicts, and conditions that may result from legislative, regulatory, trade, and policy changes associated with the current or subsequent U.S. administrations; our ability to meet expectations regarding the accounting and tax treatments of the Transactions; market acceptance of our products and services; the impact of pandemics and future health epidemics and any related economic downturns on us and the markets in which we and our customers operate; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and IT industries; data privacy and artificial intelligence laws, rules, and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including instability in the regional banking sector, disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, tariffs and trade disputes, rising inflation and interest rate fluctuations on our operating results; and other matters included in our filings with the SEC.

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

Foreign currency exchange risk

We currently have subsidiaries in the United Kingdom, Hong Kong, China, Australia, Singapore, Germany and France. Approximately 26% and 27% of our revenues for the three and nine months ended September 30, 2025, respectively, were derived from customers with billing addresses outside of the United States and our foreign exchange losses were not significant. Additionally, we are exposed to foreign exchange risk related to operational expenses incurred, primarily labor costs, most predominantly between the British pound and the United States dollar. Changes in the exchange rate between the British pound and the US dollar can impact our financial results when these foreign currency transactions are converted to US dollars. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We also maintain receivables and cash accounts denominated

In addition, our foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose us to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest rate risk

At September 30, 2025, we had cash and cash equivalents totaling $46.3 million. The cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weaknesses in our internal control over financial reporting as described below.

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

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2024, which remained unremediated as of September 30, 2025:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
*2.1	Agreement and Plan of Merger, dated as of January 10, 2024, by and among TechTarget, Inc., Toro CombineCo, Inc., Toro Acquisition Sub, LLC, Informa PLC, Informa US Holdings Limited, and Informa Intrepid Holdings Inc.		8-K	2.1	1/11/2023	001-33472
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated December 2, 2024.		8-K	3.2	12/06/2024	001-42428
3.2	Amended and Restated Bylaws of the Registrant, dated December 2, 2024.		8-K	3.3	12/06/2024	001-42428
10.1	Release of Claims Agreement, dated as of August 1, 2025, between Rebecca Kitchens and TechTarget, Inc.	X
10.2	Short-Term Incentive Plan	X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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

TECHTARGET, INC.

Date:	November 10, 2025	By:	/s/ Gary Nugent
Gary Nugent
Chief Executive Officer and Director
(principal executive officer)

Date	November 10, 2025	By:	/s/ Daniel T. Noreck
Daniel T. Noreck
Chief Financial Officer and Treasury
(principal financial and accounting officer)