Form 10-K
period 2025-12-31
TechTarget, Inc.
filed 2026-03-11
CIK 2018064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $221 million as of June 30, 2025 (based on a closing price of $7.77 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 72,292,654 shares of Common Stock, $0.001 par value per share, outstanding as of March 6, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. All statements, other than historical facts, are forward-looking statements, including: statements regarding the expected benefits of the Transactions (as defined in Note 1. Business overview and basis of presentation to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K) such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; our expectations surrounding the Transactions and our ability to grow our business and bolster our financial position; our expected contractual obligations and capital expenditures; our future results of operations and financial position; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; the effectiveness of our Restructuring Plan (as defined in Item 1. Business) ; the continued remediation of material weaknesses in our internal control over financial reporting; and our competitive market position within our industry. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “plan,” “could,” “would,” “project,” “predict,” “continue,” “target,” or the negatives of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.

We can give no assurance that such plans, estimates, or expectations will be achieved, and therefore, actual results may differ materially from any plans, estimates, or expectations in such forward-looking statements. Important factors that could cause actual results to differ materially from such plans, estimates, or expectations include, among others: unexpected costs, charges, or expenses resulting from the Transactions or the Restructuring Plan; uncertainty regarding our expected financial performance; failure to realize the anticipated benefits of the Transactions, including as a result of integrating the legacy Informa Tech Digital Businesses with our legacy TechTarget business, or the Restructuring Plan; our ability to implement our business strategy; difficulties and delays in achieving revenue and cost synergies; evolving legal, regulatory, and tax regimes; changes in economic, financial, political, and regulatory conditions in the United States and elsewhere, and other factors that contribute to uncertainty and volatility; natural and man-made disasters, civil unrest, pandemics, geopolitical uncertainty and conflicts, and conditions that may result from legislative, regulatory, trade, and policy changes associated with the current or subsequent U.S. administrations; our ability to meet expectations regarding the accounting and tax treatments of the Transactions; market acceptance of our products and services; the impact of pandemics and future health epidemics and any related economic downturns on us and the markets in which we and our customers operate; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology (“IT”) industries; data privacy and artificial intelligence (“AI”) laws, rules, and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including instability in the regional banking sector, disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, tariffs and trade disputes, rising inflation and interest rate fluctuations on our operating results; and other matters included in our filings with the Securities and Exchange Commission, and those detailed under Part I, Item 1A, “Risk Factors” of this Annual Report.

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

Risks related to the Transaction

•
The integration of our legacy TechTarget business and the Informa Tech Digital Businesses presents challenges that may prevent us from realizing all the anticipated benefits of the Transactions.
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

Risks related to our Business

•
Because we will depend on our ability to generate revenues from the sale and support of purchase intent driven advertising campaigns, material reductions in marketing and advertising spending will likely have an adverse effect on our revenues and operating results.
•
We generate revenue from sales of subscriptions to our platforms and data and research reports, and any decline in demand or changes in preference trends for the types of products and services that we offer would negatively impact our business.
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
•
Changes in laws and standards related to marketing, data collection, and privacy could significantly impact our ability to conduct business, reduce our marketing and advertising service revenues, and impose substantial compliance costs.
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

Informa TechTarget

Today, we sit at the intersection of tech and B2B marketing in an area estimated to be worth $20 billion annually with approximately 45,000 potential customers. We compete in the Intelligence & Advisory, Brand & Content, and Demand & Intent markets.

We have powerful scale in permissioned B2B first-party data and a unique end-to-end portfolio of data-driven solutions that services the full B2B product lifecycle, from R&D to return on investment ("ROI"): from strategy, messaging and content development to in-market activation via brand, demand generation, purchase intent data and sales enablement. Increasingly, we are leveraging AI to bolster our differentiation to both technology buyers and sellers, including growing audience referrals from AI search channels.

For technology buyers and business professionals, which we refer to as audiences, our strategy calls for us to deliver trusted, independent research, primary data, analysis and high-quality editorial content that uniquely informs and has the potential to influence technology buyers. We believe we are well positioned to deliver on this strategy.

For technology sellers, which we refer to as clients, our strategy is to offer expert-led, data-driven, digitally enabled products that help those clients to identify and influence technology buyers through the full product journey, and based on this value proposition, for us to be a strategic partner to many of the technology industry’s largest and most successful, fastest and most innovative players, shortening those clients’ time to market and, critically, to revenue. We have the ambition to become a leading B2B growth accelerator.

We focus on four core growth drivers when executing on these strategies:

1.
Enterprise IT market acceleration: The enterprise IT market is forecast to grow at a 7.1% compounded annual growth rate in the United States over the next five years, driven by easing inflation, improving gross domestic product trends and accelerated growth in research and development investment and innovation, underpinned by the rapid expansion of AI applications.
2.
International expansion: We estimate that technology sellers based outside the United States represent approximately 40% of the global market opportunity for the products we offer. We believe we are well positioned to exploit that market opportunity and intend to do so. Through our Specialist Tech Research business and a portfolio of localized specialist content websites, we have a presence in the United Kingdom, India, Spain, France, China, Australia, Singapore, Japan and other countries, with the Middle East region becoming an increasingly relevant opportunity.
3.
Growth in Industry Technology Markets: We plan to expand our product set into adjacent, tech-driven growth markets, including for example AutoTech, GameTech, HealthTech and FinTech, partially by leveraging our data sharing agreement (the “Data Sharing Agreement”) with Informa, to extensive B2B datasets covering these growth markets.
4.
New product and platform development: We intend to exploit our expanded scale, reach and talent to accelerate platform enhancements and new product launches to deliver richer data-driven insights and deeper market access. The new products we intend to develop include audience focused services, such as new content websites, newsletters, and research, which are designed to expand and enrich B2B audiences, and go-to-market products and services intended to accelerate client time to market and to revenue, including Intelligence & Advisory, Brand & Content and Intent & Demand. Towards the end of 2025, we launched Informa TechTarget Portal a unified platform for insights and activation that integrates our entire solution portfolio to drive more effective customer sales and marketing outreach. The new platform is intended to significantly enhance and succeed the Priority Engine predecessor.

In addition to pursuing these organic growth opportunities, we believe we are positioned to expand our businesses and market presence by opportunistically acquiring complementary businesses that add additional data, audiences, content and go-to-market and/or new capabilities that further differentiate our product offerings.

Informa TechTarget offers certain of its products to customers on a subscription basis, including annual contracts paid in advance (attracting strong cash characteristics) and other contracts that are subject to the customers’ right of termination.

We expect to grow our subscription and long-term contract revenues, allowing us to work more closely with customers over a longer time period and provide a larger base of recurring revenue.

Strong long-term market fundamentals for Technology and B2B Marketing

We sit at the intersection of tech and B2B marketing, each dynamic and innovative markets in their own right, and each with compelling structural growth drivers. We estimate that the participants in these interconnected markets collectively generate revenues from these markets of approximately $20 billion per year. We believe the strength and growth potential of these markets represents a robust and growing market opportunity for us.

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

We believe that investment in innovation and growth in the research and development (“R&D”) budgets of our clients provides a leading indicator of demand for our products and services. This growth in technology-related R&D is driving a new wave of investment and innovation, enhancing existing products and inspiring the next generation of products and services.

Over time, the scale of technology purchasing has grown in size, resulting in B2B buying behavior becoming more complex. This complexity has led to longer sales cycles as more research is undertaken prior to purchasing technology products and platforms. Typically, large technology purchasing decisions will involve a number of people across an organization from technology professionals to chief information officers, chief financial officers and often chief executive officers. Research for purchasing technology takes many forms, with an increasing amount conducted online, including by reading and viewing specialist digital content, reviews, information, product profiles and bespoke research, as well as through webinars and online discussions.

We estimate that as much as 80% of the B2B buyer’s product selection process is now completed before the buyer makes contact with the sales team of a vendor. For technology vendors, online presence and digital brand visibility are therefore critical and have led to more companies focusing their spend on branded content services, thought leadership and whitepaper distribution, digital event participation and advertising on the most relevant platforms and media.

We believe we are at the center of this B2B buyer behavior, delivering highly relevant content and research to technology buyers that informs, educates and influences them along the different stages of their buyer journey.

Our core value proposition centers on the concept that these interactions with our content — who reads what, who clicks to find out more, how long buyers spend on specific websites, which white papers do they read, which webinars do they join, etc. — and general online behavior, when captured, enriched and analyzed, can provide deep insights into who potential customers are, what products and services they might be interested in, where they are in their purchasing cycle and how significant is the intent to purchase. Moreover, through content marketing and custom content services, technology vendors can not only identify prospective buyers but also engage and influence them by developing bespoke content that profiles relevant products in areas they have been researching.

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

Furthermore, as awareness and scrutiny of data privacy and data protection continue to become more prominent, we believe marketers will increasingly insist upon solutions that are built upon permissioned audience data.

Key Strategic Strengths

We are a dynamic player at the large and growing intersection of tech and B2B marketing and expect to benefit from a number of key strategic strengths:

•
Scale in audience development: Our business has expanded scale in segmented B2B audiences through our portfolio of specialist B2B tech media brands and our leading specialist tech research business, Omdia. The targeted nature of this member/user base enables B2B technology companies to reach highly specified audiences with interests in specific products and services. Our audience development strategy is highly diversified, leveraging multiple audience acquisition and engagement tactics and channels, including daily newsletters from our Dive brands, direct web engagement for premium editorial brands like Dark Reading, BrightTALK webinar channels, social communities, and increasingly AI search engine referrals. We continue to leverage our editorial and analyst teams to create highly credible, differentiated content and insights for the specialist segments within our overall audience.
•
Scale in specialist technology research: We believe we have a leading position in specialist technology research through Omdia, which employs expert analysts to create data-driven intelligence products and custom research and advisory services for product managers, corporate strategists and the C-suite, challenging market strategies, sharpening product roadmaps and accelerating time to market and revenue. Tracking activity across this type of research provides different insights into the purchasing intent and behavior of technology buyers, including early insight into strategic intent and investments. Our Intelligence & Advisory analysts have vendor and service provider (client) relationships going back decades. These trusted relationships include access to unique data sharing agreements and permissioned access to first party intelligence on product development, shipment data and market strategies. When combined with the access to Informa TechTarget’s audience data, Omdia is well positioned to provide unique insight for clients on both the buy-side and sell-side of the technology market. We believe this helps increase the relevance of our content offer to our audiences and deliver better insights and prospects to our customers.
•
Scale in first-party B2B data: Our analytical platforms collect information on millions of audience interactions with our content, both through our websites and via email. We believe this first-party data provides valuable insights into the preferences of these audiences and their purchasing intent. We have significant scale in permissioned first-party B2B data. This includes all registered members, users and other readers of content from our portfolio of specialist brands and through our access to the B2B audiences and related data captured by the Informa Group’s IIRIS proprietary data platform, which is available through the Data Sharing Agreement. This includes attendee information and behavior from Informa’s face-to-face events, which serve a range of different segments beyond enterprise. Data gathered from face-to-face events adds a different type of first-party data, providing further depth and breadth to our customer insights, increasing the relevance of our content offer to our audiences and delivering better insights and prospects to customers, further improving ROI. In addition, our Intelligence & Advisory teams utilize aggregate audience data to enrich and enhance the market intelligence subscription offerings to provide additional differentiated value for our clients.
•
Brand reputation and scale in customer relationships: We are one of the most established and best recognized brands in the market, both as a source of high-quality specialist technology content for buyers doing research, and also for our data-driven B2B solutions that deliver demand generation and buyer intent data for technology vendors.
•
Scale in leading B2B technology: We have experience in developing effective technology platforms to serve both technology buyers and vendors. This includes a leading buyer intent data platform, Priority Engine which is being enhanced and superceded by Informa TechTarget Portal, leading unified demand generation platforms and a growing number of AI-enabled tools that improve efficiency and enhance customer experience.
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
•
International presence and reach: We have significant international presence and reach, with customers in more than 80 countries and with around 27% of our revenue generated from outside the United States of America. We leverage that reach to exploit the growth opportunities that exist outside the United States. Expanding overseas will continue to diversify our business and broaden the scope of our first-party data.
•
Operating efficiencies: We believe our expanded scale and reach provide cost efficiencies in sales, editorial and product operations. During 2025 through the implementation of a reorganization plan (the “Restructuring Plan”), we made significant progress in reshaping and optimizing the Company’s structure to enhance its financial and operational efficiency. The changes put greater emphasis on areas of strength and opportunity, better position the Company for future growth, and enable the Company to make the most of its expanded scale, breadth and diversity. Implemented measures involved streamlining certain areas and functions while reinvesting in other areas to improve the delivery of products and services to customers and enhance the Company’s go-to-market capabilities.
•
Potential for inorganic expansion: We believe our expanded scale and reach will also provide us with a greater opportunity to pursue inorganic growth opportunities in the medium-term, using our cash flows to acquire complementary businesses where appropriate that add further scale in data, audiences, content and go-to-market and/or new capabilities that further differentiate our product offer.

Accelerating growth through a portfolio of expert-led, data-driven, digitally enabled B2B Solutions

To our audiences, we deliver trusted, independent research, primary data, analysis and high-quality editorial content that uniquely informs and influences purchase decision makers. We believe this expertise positions us as a key provider of decision support information to our permissioned audience of approximately 57.6 million technology and business professionals.

To our clients, we offer expert-led, data-driven, digitally-enabled products that service the product lifecycle from R&D to ROI, which we believe makes us a strategic partner to many of the technology industry’s largest companies and its most successful, fastest and most innovative players, accelerating time to market and to revenue.

Audience Development: We benefit from the diversity of inbound and outbound audience development strategies to drive high value membership. By taking a multi-channel approach, we seek to maximize member acquisition and drive member loyalty.

Technology coverage

Al software and services	CIO and IT strategy	Cybersecurity	Networking
• Al Business	• CIO Dive	• Cybersecurity Dive	• Search IoT
• Data Science Central	• InformationWeek	• Dark Reading	• Search Networking
• Enter Quantum	• Search CIO	• Search Security
• Search Enterprise AI			Storage and data protection
	Cloud and IT infrastructure	Data management and analytics	• Search Data Backup
Application development	• Data Center Knowledge	• Search Business Analytics	• Search Disaster Recovery
• Search App Architecture	• Search AWS	• Search Data Management	• Search Storage
• Search Software Quality	• Search Cloud Computing	• Search SAP
• TheServerSide	• Search Data Center		Channel resources
	• Search VMware	End user computing	• Channel Dive
Business functions and applications	• Search Windows Server	• Search Enterprise Desktop	• Channel Futures
• HR Dive		• Search Mobile Computing	• MicroScope
• Marketing Dive	CX, UC & Collaboration	• Search Virtual Desktop	• Search IT Channel
• Search Content Management	• CX Dive
• Search ERP	• HDI	IT operations	Technology content libraries
• Search HR Software	• ICMI	• Search IT Operations	• BrightTALK
• Search Oracle	• No Jitter		• Eye on Tech
• Social Media Today	• Search Customer Experience		• WhatIs
• Search Unified Communications

Vertical industry coverage

Automotive	Financial and financial services	Healthcare and life sciences	Manufacturing and logistics
• WardsAuto	• Banking Dive	• BioPharma Dive	• Manufacturing Dive
	• CFO.com	• Xtelligent Health IT and EHR	• Supply Chain Dive
Construction	• CFO Dive	• Healthcare Dive	• Trucking Dive
• Construction Dive	• Payments Dive	• Xtelligent Healthcare Payers
• Multifamily Dive	• Performative	• Xtelligent Healthtech Analytics	Real estate and buildings
		• Xtelligent Healthtech Security	• Facilities Dive
Education	Food and grocery	• MedTech Dive
• Higher Ed Dive	• Food Dive	• Xtelligent Patient Engagement	Retail and consumer packaged goods
• K-12 Dive	• Grocery Dive	• Xtelligent Pharma Life Sciences	• C-Store Dive
		• PharmaVoice	• Packaging Dive
Energy and sustainability	Government	• Xtelligent Rev Cycle Management	• Retail Dive
• ESG Dive	• Smart Cities Dive	• Xtelligent Virtual Healthcare
• Search Sustainability and ESG			Telecommunications and service provider
• Utility Dive		Hospitality	• Light Reading
• Waste Dive		• Hotel Dive	• Telecoms.com
• Restaurant Dive

Intelligence & advisory
• Omdia

Regional brands

Brazilian Portuguese	English	Japanese	Spanish
• ComputerWeekly.com.br	• Computer Weekly	• Cloud Japan	• ComputerWeekly.es
	• MicroScope	• Customer Experience Japan
Simplified Chinese	• Telecoms.com	• Data Analysis Japan
• Search BI China		• Educational IT Japan
• Search CIO China	French	• ERP Japan
• Search Cloud Computing China	• LeMagIT.fr	• Information Systems Japan
• Search Database China		• Management & IT Japan
• Search Data Center China	German	• Medical IT Japan
• Search Networking China	• ComputerWeekly.de	• Networking Japan
• Search Security China		• Security Japan
• Search Storage China		• Servers & Storage Japan
• Search Virtual China		• Smart Mobile Japan
• TechTarget China		• SMB Japan
• Systems Development Japan
• Systems Operation Management Japan
• Virtualization Japan

We deliver solutions in the following areas:

Intelligence & Advisory: Expert analyst, data-driven intelligence products and advisory services to product managers, corporate strategists and the C-suite, challenging market strategies and sharpening product roadmaps. These offerings help clients determine where to play, what products and services to offer, and how to compete and win. Examples of our specific offerings in this area include:

•
Specialist Technology Research: Through the Omdia brand, which now incorporates the formerly separate specialist brands Canalys, Wards Intelligence and Enterprise Strategy Group, we provide research and intelligence services to technology providers based on expert analysis and data-driven intelligence and reports. These services are designed to enable vendors, which include many of the industry’s most significant innovators and providers, to better understand their current and future target markets, quantify customer trends, assess the competition and spot gaps and opportunities, ultimately shaping their product roadmap and go-to-market strategies.
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

Brand & Content: Expert editorial, data-driven brand products and content marketing services for brand marketers, product marketers and content marketers that reach high value audiences across channels with content that engages, and prompts action. Our offerings in this area deliver clients brand awareness, thought leadership, and market impact. Examples of our specific offerings in this area include:

•
Brand Solutions: Brand solutions offers B2B marketers the opportunity to grow brand awareness through direct exposure to specialist technology and business audiences. We draw on an enlarged consolidated portfolio of media brands and properties as well as our Activity IntelligenceTM platform, which is designed to enable segmentation and behavioral targeting of audiences to improve the relevancy of digital adverting to the researcher’s needs. Brand solutions includes the Industry Dive portfolio of brands, which deliver high quality business journalism in a range of specialist end markets, providing brands with a route to reach these audiences through outbound email sponsorship and content marketing in particular. Brand solutions also include on-network banner advertising and digital sponsorships, off-network banner targeting, and broader email marketing. With brand solutions, technology vendors will gain exposure to target audiences who are actively engaging with content or researching relevant information, and benefit from association with specialist media brands and high-quality editorial content.
•
Custom Content Creation: We offer custom content creation programs that leverage our award-winning and deep industry content and discovery/engagement expertise. These support marketers with their end-to-end content strategy, with solutions that involve conceiving, designing and developing and producing original content in the form of white papers, infographics, case studies, videos, webinars and microsites, informed by audience research. This content can be leveraged to support product launches, enable demand-generation campaigns, and establish thought leadership. Customized content assets can be promoted to our audiences, and marketers can also license content to distribute on their own channels, aligning themselves with top voices in their industries.

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

Demand & Intent: Data-driven, AI-enabled buyer intent products and demand generation services for demand marketers, field marketing and sales teams, identifying prospects who are in market and ready to buy, and generating qualified leads that accelerate the sales pipeline.

•
Informa TechTarget Portal™: Informa TechTarget Portal enhances and succeeds the former Priority Engine intent data solution. Informa TechTarget Portal was launched towards the end of 2025 and provides all the in-depth intent data and capabilities that were available within Priority Engine, along with many more. Informa TechTarget Portal gives client practitioners (1) Expanded Audience Reach - Direct access to high-value B2B technology buyers across vertical industries and technology categories and including IntentMail AI, an AI-powered messaging feature which enables sellers to automatically generate personalized email copy; (2) Enhanced Intent Data - Increased intent signal volume incorporating more sources across Informa TechTarget’s ecosystem, providing deeper insights into accounts, contacts and buying groups for pipeline impact; (3) Unified Experience across GTM teams - Seamless access to all Portal modules, services outputs, and performance reporting through an intuitive interface serving key GTM areas; and (4) Seamless integration with major CRM, Marketing Automation, Sales Engagement, ABM and Lead Management platforms.
•
Qualified Sales OpportunitiesTM: A product which profiles specific in-progress purchase projects via surveys and interviews with business technology professionals whose research activity and content consumption is indicative of a pending technology purchase.
•
Unified Demand Solutions: We offer powerful solutions that enable customers to stimulate and generate demand for their products. These enable marketers to target, engage, influence and attract prospective buyers to their solutions through content marketing programs, which may include white papers, webcasts, podcasts, videocasts, virtual trade shows, and editorial sponsorships. To syndicate customer content, we draw on NetLine’s publisher network within Informa TechTarget, its BrightTALK video and webinar platform, and its extensive network of owned B2B media properties, offering marketers access to enormous scale of specialist audiences and the ability to track ROI.

Adapting to evolving AI landscape

We see AI as a significant opportunity for our business as a technology market to serve in its own right, as a tool to improve productivity and quality, and as a catalyst for enhancing existing and inspiring new products and services. The focus of our current efforts lies in the following key areas:

•
To provide conversational AI interfaces into our proprietary market and our permissioned audience, data enhancing the efficacy and the speed of building and executing on go-to-market programs for our clients;
•
To provide conversational AI interfaces into audience experience across the network, enhancing our audience's ability to discover and engage with the original authoritative and unbiased information that better informs and shapes their buying journey; and
•
To enhance the productivity of our market experts as they create original data and insights that inform and educate and shape the market, and the productivity of our marketing and sales teams as they seek to scale our presence in what is an estimated $20 billion addressable market.

While AI is evolving the way audiences discover and consume information, we believe that Informa TechTarget is well positioned for this shift given our wealth of market expertise, our trusted original content and the diversity of audience development techniques that we are able to deploy. We are being proactive and agile in adjusting to the fundamental change in how technology buyers discover and consume information. With the rise of answer engines and AI-driven search, we believe that there is an accompanying skepticism towards generic content. According to our research, over four out of five technology buyers do not fully trust AI today. We believe that our focus is on high-value expert-driven editorial content and specialized audience communities is prescient as audiences seek to verify with trusted sources. We have been seeing a 2x to 3x higher membership conversion rate from answer engine and LLM citations compared to traditional organic search.

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

Delivering B2B growth acceleration in 13 industry verticals

Our scale and product offerings, including our ability to identify, reach and influence key decision makers, enable us to retain and develop a broad customer base. We have an established customer base of B2B technology customers focused on enterprise technology, including key C-suite technology decision makers.

Our current customer base includes some of the largest technology vendors in the market as well as small and medium businesses (“SMEs”). For the year ended December 31, 2025, the top 50 customers accounted for approximately 37% of revenue and no single customer contributed more than 10% of revenue. We had 73 customers spend in excess of $1 million and 822 customers spend in excess of $100,000 during the year ended December 31, 2025.

Our products and services are delivered to customers via short-term contracts across a specific marketing/sales program, typically six months, and/or through integrated, longer-term contracts in excess of nine months, which typically cover a broader set of needs. We also deliver some products, most significantly within our Specialist Technology Research business, on an annual subscription basis, paid in advance, providing paid access to research, content and advisory services throughout the forward twelve-month period.

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
•
Trusted Advice and Intelligence Through Specialist Technology Research: Our Omdia business (which now incorporates the previously separate specialist brands of Canalys, Wards Intelligence and the Enterprise Strategy Group gives us a leading position in specialist technology research, with expert analysts providing data-driven intelligence products, custom research and advisory services for product managers, corporate strategists, channel chiefs, and the C-suite, challenging market strategies, sharpening product roadmaps and accelerating time to market and revenue. We believe this makes us a trusted advisor to B2B technology vendors, providing unique perspectives on the market and different product segments.
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
•
More Efficient and Effective Sales Outreach: We are a leading distributor of B2B enterprise technology white papers, webcasts, videocasts, virtual events and podcasts, offering technology vendors the opportunity to educate and influence technology buyers during the research process, prior to any interaction with sales teams. Vendor sales teams can login directly to our [Informa TechTarget Portal] platform or via CRM platform integration, enabling them to quickly identify relevant new prospects and tailor their outreach according to interests. The combination of granular purchase intent intelligence and platform automation creates a stronger, more personalized and efficient connection between technology buyers and technology vendors looking to do business with them.

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

Analytics and AI. Businesses of all kinds are looking to capitalize on the new possibilities presented by evolving AI technologies and the application of machine learning, whether it is to improve internal processes and tools or develop new business models and services to transform their enterprises. Through our leading brands and capabilities, we deliver market insights, facilitate meaningful connections, and offer digital demand generation services for those working with transformative and future technologies and in the field of information management.

Application Architecture and Development. For the community of developers, architects and project managers that build, customize and integrate software for their businesses, we deliver a broad landscape of specialist content, tools and languages that help them capitalize on innovation in software approaches and stay up to date on critical matters such as performance testing and data security.

Automotive. With the convergence of the automotive and technology markets, a traditionally closed ecosystem is rapidly evolving amongst new market entrants, developing consumer needs and geopolitical instability. Our trusted automotive brands provide expert insight at the intersection of the automotive and technology markets, with unrivalled opportunities to shape company positions in auto-tech through marketing services, events and research.

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

Channel. We are home to a comprehensive suite of products serving the channel ecosystem, with a broad reach across technology advisors/agents, value-added resellers, solution providers, managed service providers, independent software vendors and consultants. Focused on the future of the indirect sales channels – a specialist market where B2B technology companies actively seek alliances with channel partners – we provide expert analyst, intelligence and advisory services, that inform vendors’ go-to-market strategies and deliver specialist information, insight and content to channel professionals.

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

Service Providers. Telecommunications is a complex and changing industry, with regulation, transformation and digital disruption ever-present. We provide specialist content, facilitate industry connections and offer demand generation services to the diverse ecosystem of operators, cloud service players, hyperscalers and enterprise, consumer and industry suppliers, including through Omdia and targeted media brands.

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

We face competition from companies that produce content specifically for enterprise technology and business professionals on the basis of target audience, quality and uniqueness of information content, ease of use of its websites for business professionals, and the quality and quantity of sales leads generated for B2B technology companies. These companies also compete for readers and registered members based on the quality and specificity of content. Some of the largest current competitors in this category include Ziff Davis, Inc., and Foundry, among other competitors.

Providers of specialist tech research include several larger, established players such as Gartner, IDC, Forrester, Frost and Sullivan, and others. We compete against these companies based on the specificity of our analysis, content creation capabilities, and analyst coverage against specific technology categories.

We also compete with a number of companies that offer demand generation and intent data on the basis of our ability to deliver highly qualified prospects, to meet customer requirements around delivery scale and specificity, and based on the usefulness of delivered leads or intent data to a customer’s sales and marketing efforts. In addition to the media companies that offer these services as part of their product portfolio, examples of these providers would include Bombora, Inc., Madison Logic, Inc., Intensify, Inc. and Demand Science, Inc.

There are many companies that offer software that help customers automate and create efficiencies in their sales and marketing outreach efforts. Our Demand & Intent related offerings may be used by customers very effectively as a source of quality data inputs to these solutions. In some cases, customers may see certain of our offerings as competitive to these providers. Examples of companies in this category would include 6Sense Inc., Demandbase, Inc., and ZoomInfo Technologies Inc. In the webinar and virtual event space, software-based competitors include ON24, Inc.

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

Sales and Marketing

Our sales, marketing and go-to-market capabilities are a key strength. As of December 31, 2025, our sales and marketing staff consisted of over 500 people. The majority of our sales and marketing staff are located in the United States and the United Kingdom, with staff located in 15 additional countries.

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

We focus our marketing initiatives on digital sponsorships on platforms that reach technology marketers, direct communications about new and existing solutions using the contact databases of our Informa TechTarget businesses, and the creation and distribution of owned content including videocasts, blogs and white papers that inform and engage marketers. We also undertake press and public relations activities to maintain positive brand awareness and nurture relationships with key analysts, publications and influencers who create content on B2B marketing and sales topics.

Talent and Human Capital

We believe we are able to draw on the current considerable talent that lies within our legacy TechTarget business and our legacy Informa Tech Digital Businesses. As of December 31, 2025, we employed over 1,850 full-time industry and market experts across more than 220 digital properties. Central to our competitive strength is the sector expertise of our people and a culture that encourages ownership and innovation, appropriately challenges and empowers employees to deliver results and celebrates success.

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

Seasonality in Trading and Revenues

We expect to be exposed to seasonal variability throughout the calendar year, with the primary movements reflecting the normal phasing of increases or decreases in customer demand. For example, marketing and sales activity among B2B clients typically dips during summer months. Similarly, annual budget approvals and the timing of customers’ product launches mean revenues are generally lower during the first quarter relative to subsequent quarters in a given year.

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

Our business felt the impact of these macroeconomic headwinds during 2025, 2024 and 2023 with elongated sales cycles, budget cuts and budget freezes at many of our customers. While we expect our near-term results to continue to be impacted by these macroeconomic headwinds, we believe we benefit from a number of strategic advantages and long-term market trends, such as our leading position, the recognition of our brands, and the future outlook of the technology market, which will support the sustained growth of our range of data-driven products and services.

Member and User Privacy

We gather in-depth business information about our registered members and users who provide us or our partners with such information through e-mail, telephone, or other means, including through the submission of webforms displayed on our websites. We also gather information about readers of certain content on our websites by tracking their content consumption or the content consumption of the companies they work for. We post our privacy policy and terms of use on our websites so that our members, users and others who visit our websites can access and understand the terms and conditions applicable to the collection and use of their information and our websites.

Our privacy policy discloses the types of information that we gather, how we use the information, and how a member or user can correct or change this information, including how a member or user can unsubscribe from our communications. Our privacy policy also explains the circumstances under which we share a member’s or user’s information and with whom. Members and users who register receive offers via e-mail, telephone, and other means, such as targeted advertising online or on mobile devices regarding areas of specific interest to them and that are relevant to their professional interests; these offers contain content created either by us or our third party B2B technology customers.

To uphold our obligations to our members and users, we impose constraints that are consistent with our privacy policy on the customers and third parties to whom we provide member and user data, including through the use of contractual terms and conditions or data processing agreements, where applicable, that are generally consistent with our obligations to members and users and as set forth in our privacy policies and terms of use. We also adhere to global privacy frameworks, including the EU-U.S. Data Privacy Framework, UK Extension, and Swiss-U.S. Data Privacy Framework, ensuring compliance with international data protection standards.

Consumer Protection and Privacy Regulation

General. Advertising and promotional activities presented to members, users and website visitors are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below, and are subject to the laws and regulations of various other jurisdictions in which we target members, users and website visitors.

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

Telemarketing Rules. Laws regulating telemarketing in the United States, including the Telephone Consumer Protection Act (the “TCPA”), the Federal Communications Commission (“FCC”) rules thereunder, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the FTC’s Telemarketing Sales Rule, including their do-not call provisions, and in the other jurisdictions where we do business, could apply to our calls to members, users and website visitors. If any of these laws apply to our telemarketing, and we are found liable for violating them, we could be subject to enforcement actions, significant financial penalties, or restrictions on our business practices.

Other Consumer Protection and Privacy Regulation. The FTC and many state attorneys general and agencies are applying federal and state consumer privacy and protection laws to require that the online collection, use and dissemination of data, and the presentation of website content, comply with certain standards for notice, choice, security and access. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities, and courts may adopt these developments as law. The FTC has actively been bringing enforcement actions against companies from improperly disclosing personal information to third parties for targeted advertising purposes. Through these enforcement actions, the FTC is creating new substantive limitations on how companies are permitted to use and disclose information. The agency may also look to codify these new privacy requirements (and other data processing obligations) through its “Trade Regulation Rule on Commercial Surveillance and Data Security”. It began the formal process to develop this set of rules in 2022, and it is still ongoing. These new rules and future FTC and state enforcement/guidance may significantly impact our business depending on how the limitations the agency creates for the use of personal information for targeted advertising purposes are applied. The FTC and states are also expanding their views of appropriate consent and related practices in an evolving manner. These practices as well as potential legislation at the state and federal level may restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, even individual state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies. In addition, many states are considering new and/or have implemented comprehensive privacy laws, including California, Colorado, Connecticut, Virginia, and Texas, which may have an impact on how we can conduct our business. In addition, the European Union (“EU”) and its member states, the United Kingdom, Canada and numerous other countries have laws, rules and/or regulations dealing with the collection and use of personal information obtained from their citizens. Regulations have focused on, among other things, the collection, use, disclosure and security of information that may be used to identify, or that actually identifies, an individual, such as an e-mail address, a name, or in some cases, an IP address. These laws also provide consumers with the right to access the information a company has collected about them, correct it, request that it be deleted, or to stop the sale or sharing of such information to third parties. Additionally, the EU and other jurisdictions require informed consent for the placement of a cookie on a user device.

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

Intellectual Property

Our copyrights, domain names, trademarks, trade secrets and similar intellectual property are important to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions, to protect the proprietary technologies and content that we have developed and may develop in the future. We expect to pursue the registration of our material trademarks in the United States and elsewhere. Currently, the TechTarget, BrightTALK Canalys, Omdia, Industry Dive and NetLine trademarks and logos, as well as certain other trademarks and logos, are registered in the United States with the U.S. Patent and Trademark Office and in select foreign jurisdictions, and our legacy businesses have applied for U.S. and foreign registrations for various other marks. In addition, we had registered approximately 2,600 domain names as of December 31, 2025 that are, or may be, relevant to our business. We also incorporate a number of third-party software products or services into our technology platforms pursuant to relevant licenses. We use third party software to maintain and enhance, among other things, our content and data including through utilizing these third-party software licenses, and we believe the licensed software will generally be replaceable, by either licensing or purchasing similar software from another vendor or building the software functions internally.

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

Risks Related to Our Business

The integration of our legacy businesses presents challenges that may prevent us from realizing all the anticipated benefits of the Transactions.

Our management team will continue to devote attention and resources to integrating the business practices and operations, which operated as independent businesses prior to the business combination. Potential difficulties we may encounter in the integration process include the following:

•
the difficulty in successfully integrating, or the inability to successfully integrate, our businesses, including their respective operations, technologies, products and services, and customer contracts, in a manner that permits us to achieve the cost savings and revenue synergies anticipated to result from the combination, which could result in the anticipated benefits of the combination not being realized partly or wholly in the time frame currently anticipated or at all;
•
lost sales and customers as a result of certain customers of any of the businesses deciding not to do business with us, or deciding to decrease the amount of business they do with us in order to reduce their reliance on a single company;
•
the necessity of coordinating geographically separated organizations, systems and facilities;
•
potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the combination;
•
integrating personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;
•
consolidating and rationalizing IT platforms and administrative infrastructures as well as accounting systems and related financial reporting activities and difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures in particular; and

We could be adversely affected by the diversion of our management’s attention and any delays or difficulties encountered in connection with the integration of our business. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our segments.

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

Informa has agreed that until the First Trigger Date (as such term is defined in that certain Stockholders Agreement, dated as of December 2, 2024, by and among us, Informa PLC and Informa US Holdings Limited (the “Stockholders Agreement”)), which applies when Informa and its subsidiaries (“Informa Group”) hold less than 50% of our common stock, the Informa Group will not acquire a Competitive Business (as defined in the Stockholders Agreement), subject to certain exceptions. Subject to the terms of the Stockholders Agreement, Informa or any of its subsidiaries may engage in certain activities notwithstanding the fact that they may compete directly or indirectly with our business. To the extent that the Informa Group engages in the same or similar business activities or lines of business as us, or engages in business with any of our partners, customers or vendors, our ability to successfully operate and expand our business may be adversely affected.

Failure to successfully implement and operate under the Data Sharing Agreement between us and Informa could impact the potential benefits of the Transactions.

On December 2, 2024, we entered into a Data Sharing Agreement with Informa. Among other things, the Data Sharing Agreement allows us and Informa to share data for certain agreed use cases. If we are unsuccessful at implementing and operating under the Data Sharing Agreement, some of the potential benefits from the combination might not be realized, such as our ability to monetize event data through our product offerings.

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

Because we will depend on our ability to generate revenues from the sale and support of purchase intent driven marketing and advertising campaigns, material reductions in marketing and advertising spending will likely have an adverse effect on our revenues and operating results.

The primary source of our revenues is the sale and support of purchase intent-driven advertising campaigns to our customers. Any material reduction in marketing and advertising expenditures will likely have an adverse effect on our revenues and operating results. We believe that advertising spending on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. Some of these factors include:

•
variations in expenditures by advertisers due to budgetary constraints;
•
the cancellation or delay of projects by advertisers or by one or more significant customers;
•
the cyclical and discretionary nature of advertising spending;
•
general global economic conditions and the availability of capital, as well as economic conditions specific to the internet and online and offline media industry; and
•
the occurrence of extraordinary events, such as natural disasters, pandemics or infectious disease outbreaks, acts of terrorism and international or domestic political and economic unrest.

We generate revenue from sales of subscriptions to our platforms and data and research reports, and any decline in demand or changes in preference trends for the types of products and services that we offer would negatively impact our business.

We derive a substantial amount of revenue from the sale of subscriptions to our platforms and data and research reports. Demand and preference trends for these platforms and data and research reports are affected by various factors, many of which are beyond our control. Some of these potential factors include:

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
•
compliance with domestic and international regulatory requirements;
•
AI functionality and capabilities; and
•
the potential for the development of new systems and protocols for business-to-business (“B2B”) communication.

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

The U.S. and international economies have experienced inconsistent, unpredictable growth and a certain degree of instability, magnified at times by factors including changes in the availability of credit, inflation, tariffs and trade disputes, volatile business and consumer confidence, unemployment, responses to public health crisis, including pandemics like

COVID-19 and epidemics and geopolitical unrest, including from the impacts of the ongoing conflicts between Russia and Ukraine and in the Middle East. These and other macro-economic conditions have contributed to unpredictable changes in the global economy and expectations of future global economic growth. Additionally, continued economic weakness in the United States and international markets have adversely affected our customers and their spending decisions, causing them to reduce or delay their purchases of our offerings, which has adversely affected and are expected to continue to affect our business.

Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the economy generally, and in the IT market specifically, it will be difficult for us to accurately estimate future income and expenditures. We will not be able to predict the duration of current economic conditions or the duration or strength of an economic recovery in the United States or worldwide generally or in the IT industry or in any of its segments. Further adverse changes may occur as a result of global, domestic or regional economic conditions, changing consumer and customer confidence, inflation, unemployment, tariffs, declines in stock markets, or other factors affecting economic and geopolitical conditions generally. These macro-economic conditions may also result in increased expenses due to higher allowances for credit losses and potential goodwill and asset impairment charges and may make it more difficult for us to make accurate forecasts of revenue, gross margin, cash flows and expenses. We recognize that these challenging macro-economic conditions have and are expected to continue to negatively affect sales of our offerings, both in the United States and internationally and could increase our exposure to credit losses, increase the cost and decrease the availability of financing, or increase the risk of loss on investments. The impact in the future of these macro-economic conditions on our business, results of operations, financial condition and/or liquidity is uncertain and will depend on future developments that we may not be able to accurately predict.

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

Because most of our customers are in the enterprise technology industry, the success of our business is closely linked to the health, and subject to market conditions, of the enterprise technology industry. The enterprise technology industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments, frequent new product introductions and enhancements and evolving domestic and international laws and regulations, particularly with respect to data privacy and data protection. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. Many of our customers will continue to scrutinize their spending on advertising campaigns. Prior market downturns in the enterprise technology industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by B2B technology companies and generally reduced expenditures for advertising and related services. For example, recent macroeconomic headwinds have caused general anxiety, elongated sales cycles, budget cuts and freezes at many of our customers. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings have been in the past, and could be in the future, be disproportionately affected by fluctuations, disruptions, instability or downturns in the enterprise technology industry, which may cause customers and potential customers to exit the industry or delay, cancel, reduce or reallocate any planned expenditures for our purchase intent driven marketing and sales products. Any slowdown in the formation of new B2B technology companies, or decline in the growth of existing B2B technology companies, may cause a decline in demand for our offerings.

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

Our success depends on our ability to deliver original and compelling content and services to attract and retain members and users, as well as our ability to garner a critical mass of members on our websites or users of our platforms. Our member and user base is primarily comprised of business professionals who demand specialized websites and content tailored to the enterprise technology product sectors for which they are responsible and that they purchase. Our content and services may not generate engagement with our websites or our platforms or continue to attract and retain a critical mass of members and users necessary to attract customers and generate revenues consistent with our businesses’ historical results and expectations of our future results. We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully will be subject to numerous uncertainties, including our ability to:

•
anticipate and respond successfully to rapidly changing enterprise technology developments and preferences to ensure that our content remains timely and interesting to our members;
•
attract and retain qualified editors, writers, producers, freelancers and technical personnel;
•
fund new development for our programs, platforms, and other offerings;
•
successfully expand our content offerings into new platform and delivery mechanisms; and
•
promote and strengthen the brands of our websites, publications, platforms and our name.

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

We depend on internet search engines to attract a significant portion of visitors to our websites, virtual events, and our platforms. If our websites were to become listed less prominently in search results due to changes in the search engines’ algorithms, the integration of AI-driven search technologies, or other factors, our business and operating results could be materially harmed.

We derive a significant portion of our website traffic from users who search for enterprise technology research and editorial content through internet search engines. A critical factor in attracting members and users to our websites, virtual events, and webinar platform will be whether we are prominently displayed in response to an internet search relating to enterprise technology content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular internet search engine, which increasingly incorporate AI and machine learning models to generate search results and summaries. The algorithms determine the order of the listing of results in response to the user’s internet search. From time to time, search engines revise their algorithms, including the integration of AI-generated answers or summaries that may reduce the visibility of traditional search result listings. In some instances, these modifications may be detrimental and cause our websites to be listed less prominently in unpaid search results or not at all, which we expect would result in decreased traffic from search engine users to our websites. Additionally, AI-driven search engines may prioritize direct answers, summaries, or other AI-generated content over links to external websites, which could further reduce traffic to our websites, virtual events, and webinar platform. Our websites, virtual events and webinar platform may also become listed less prominently in unpaid search results, for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites, virtual events and webinar platform. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. Although we could mitigate certain algorithm changes affecting our traffic with increased marketing expenditures, if our websites, virtual events and webinar platform are listed less prominently or not at all, in search result listings, traffic to our websites could decline, which could impact our operating results. Increased marketing spend to increase site traffic could also impact our operating results.

Further, we use search engine optimization (“SEO”) to enhance the visibility of our websites and optimize ranking in search engine results. Our ability to successfully manage our SEO efforts across our owned and operated websites depends on our ability to adapt and respond to changes in search engine algorithms, methodologies, the increasing use of AI in search engines, and changes in search query trends. This includes responding to changes in how AI-driven search engines generate and display content, such as featured snippets, AI-generated summaries, or direct answers that may reduce the likelihood of users clicking through to our websites. If we fail to successfully manage our SEO strategy or adapt to the evolving landscape of AI-driven search engines including the utilization of AI Engine Optimization (AEO) or Generative Engine Optimization (GEO), our owned and operated websites may receive less favorable placement in organic or paid listings, which would reduce the number of visitors to our sites, decrease conversion rates and repeat business, and have a detrimental effect on our ability to generate revenue.

There are a number of risks associated with our international operations, as well as the expansion of those operations, which could adversely affect our business.

We derive a significant portion of our revenues from customers with billing addresses outside of the United States. We have offices in the United Kingdom, France, Singapore, Australia, Malaysia, China, Bangladesh, Japan, Hong Kong, Taiwan, Korea and India. We also publish websites in English, Spanish, French, German, Portuguese, Traditional Chinese, Simplified Chinese, Japanese and Korean, targeting members worldwide who speak those languages.

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

We compete for potential customers with a number of different types of offerings and companies, including: broad based media outlets such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of companies that produce content specifically for enterprise technology and business professionals, including Gartner, Forrester, IDC, Frost and Sullivan, Bombora, Madison Logic, Demand Science, 6Sense, Demandbase, ZoomInfo Technologies and ON24. Customers may choose the offerings of our competitors over our offerings not only because they prefer the online offerings of our competitors over our offerings but also because customers prefer to utilize forms of marketing and advertising services, including integrations and partnership structures, not offered by us and/or to diversify their marketing and advertising expenditures. Many of our expected competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we possess. They may also offer different pricing than we offer, which could be more attractive to customers. Competitors of our business have historically responded, and our competitors may in the future respond, to challenging market conditions by lowering prices to try to attract our customers. As a result, we could lose market share to our competitors and our revenues could decline.

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

In addition, certain of our platforms interoperate with various third-party applications which are critically important to our business. The functionality of these integrations will depend on access to the third-party applications, and access is not within our control. Some of our expected competitors own, develop, operate or distribute, or have material business relationships with companies that own, develop, operate or distribute, CRM and similar systems into which our platforms integrate. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their CRM and similar systems or those of their business partners.

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

The industry in which we operate is rapidly adopting new technologies and standards (including, for example, our adoption and deployment of AI to both enhance our product offerings and customers' experience and to streamline our operating processes) to create and satisfy the demands of users and advertisers. It is critical that we innovate by anticipating and adapting to these changes (including the potential adoption of additional AI solutions) to ensure that our content-delivery, demand generation and data-driven products and services remain effective and interesting to our members, customers and partners. In addition, we may need to make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose members and the customers that seek to reach those members, which could harm our operating results. Existing and planned efforts to develop new products, including any subscription-based offerings, may be costly and ultimately not successful, which could harm our operating results.

We may be unable to continue to build awareness of our brands, which could negatively impact our business and cause our revenues to decline.

Building recognition of our brands and maintaining recognition of our historical brands will be critical to our ability to attract and retain our member base. We intend to continue to build the brands of our historical businesses and introduce new brands that will resonate with our targeted audiences. In order to promote these brands, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our customers. If we fail to promote our brands and maintain the brands of our legacy businesses effectively, or incur excessive expenses attempting to promote and maintain these brands, our business and financial results may suffer.

If we do not retain our key personnel, our ability to execute our business strategy will be adversely affected.

Our success depends to a significant extent upon the recruitment, retention and effective succession of our executive officers, senior leaders, and critical talent. These colleagues possess sales, marketing, financial and administrative skills that are critical to the operation of our business and would be difficult to replace. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our business and operating results.

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

In July 2025, we committed to the Restructuring Plan designed to reshape, optimize, and support the Company’s financial and operational efficiency. The Restructuring Plan involved streamlining certain areas and functions and reinvesting in others to improve the delivery of products and services to customers and enhance the Company’s global go-to-market capabilities. The Restructuring Plan included the net reduction of approximately 10% of the Company’s colleague base. We may find it more difficult to hire and retain qualified personnel as a result of the Restructuring Plan.

We may fail to identify or successfully acquire and integrate businesses, products and technologies that would otherwise enhance our product and service offerings to our customers and members, and as a result our revenues may decline or fail to grow.

Our business has acquired, and we may in the future acquire or invest in, complementary businesses, products or technologies. Acquisitions and investments involve numerous risks including:

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

We and our historical businesses have both claimed common law and registered trademark protections in certain brands. Despite claiming and applying to register some of our marks in the United States and other countries where we do business, we have not been able to obtain registration of our respective marks in certain U.S. and non-U.S. jurisdictions due to prior registration or use by third parties employing similar marks and other challenges. We claim common law protection on certain names and marks that have been used in connection with our business activities and the activities we conduct in connection with our business activities, however, there is a risk that challenges that were faced individually by our various historical businesses will also be raised for the brands and marks of our businesses. New challenges may also be raised against us as we seek intellectual property protections. In addition to U.S. and foreign laws and registration processes, we have relied on confidentiality agreements and intellectual property assignment agreements with our employees and third parties and other protective contractual provisions to safeguard our intellectual property. Despite efforts to protect intellectual property, unauthorized activities may take place and could impact us as we rely on prior protections put in place and future protections that we put in place. We may also experience issues from prior acquisitions of intellectual property, together with the costs and difficulties of combining and integrating the intellectual property into our business.

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

Changes in laws and standards related to marketing, data collection, and privacy could significantly impact our ability to conduct business, reduce our marketing and advertising service revenues, and impose substantial compliance costs.

We are subject to a wide range of laws and regulations, including oversight by various federal agencies such as the FTC, various state and local agencies, and privacy, data protection, and cybersecurity laws in jurisdictions outside the United States. A significant portion of our communication with members and users relies on email, and we also use contact information provided during registration, such as email addresses and phone numbers, for marketing purposes. Our partners may also use this information to market their products or services.

The legal landscape governing the use of email and other contact information for marketing purposes is constantly evolving. The growth of internet commerce may lead to new legislation or changes to existing laws, potentially imposing additional restrictions on our ability to communicate with website visitors, members, and users. If such laws are enacted or existing ones are interpreted to limit our ability to send emails or use other contact methods, our communication efforts could become less effective or more costly. Additionally, internet service providers, software programs, or other systems may block emails they consider or identify as “spam,” which could prevent us from reaching our intended audience. Any inability to communicate effectively with website visitors, members, and users could harm our business, operating results, and financial condition.

We collect and process information from website visitors, members, and users through our websites, platforms, and co-branded sites. Our privacy policies, posted on our websites, outline how we collect, use, and disclose this information. Subject to applicable laws and user permissions, we may use this data to inform individuals about services of interest and share it with customers for marketing purposes. We also collect activity-based information to enhance our services.

While we believe we are materially compliant with applicable international, federal, and state laws, the introduction of more restrictive privacy and data protection laws could impact our ability to collect and use data. Such laws may limit our ability to provide targeted content, detailed lead data, and marketing solutions to our customers, potentially affecting audience growth and revenue. Regulatory authorities, such as the FTC, state attorneys general, and courts, may interpret or enforce consumer and data protection laws in ways that impose additional compliance obligations. Non-compliance could result in civil or criminal penalties, adverse publicity, and harm to our business and reputation.

Data privacy laws in the United States are rapidly evolving. For example, California’s Consumer Privacy Act, and its amendment, the California Privacy Rights Act, have expanded consumer rights and imposed stricter data collection and processing obligations. Other states have enacted or are considering similar laws, creating a complex and fragmented regulatory environment. These laws may increase compliance costs and impact our ability to conduct business effectively. Additionally, federal data privacy legislation is under consideration, but its timing, scope, and interaction with state laws remain uncertain. Compliance with such legislation could require significant resources and adversely affect our operations.

Globally, data privacy regulations are expanding. Jurisdictions such as the EU, UK, and others have established comprehensive frameworks governing the collection, processing, and transfer of personal data. For example, the EU’s General Data Protection Regulation (“GDPR”), imposes stringent requirements, including enhanced disclosure, data breach notifications, and valid consent for data processing. Non-compliance with GDPR can result in significant fines of up to €20 million or 4% of global revenue. Additionally, evolving regulations in the EU, UK, and other jurisdictions regarding cross-border data transfers could disrupt our operations and increase compliance costs. Failure to comply with these laws could result in fines, reputational harm, and loss of customer trust.

Our customers may implement compliance measures that conflict with our services, limiting the scope of what we can provide. They may also require additional privacy and security measures or impose contractual obligations, such as indemnification or liability obligations, which could increase costs and disrupt operations. If our practices, or those of our customers, are perceived as insufficient, we could face regulatory investigations, lawsuits, or reduced audience engagement, all of which could materially harm our business.

We work with partners to deliver targeted marketing and advertisements based on website visitors’, members’, and users’ interests. Many individuals voluntarily provide contact and other information, which we supplement with third-party data to enhance personalization, analytics, and lead qualification, including data obtained through Informa under the Data Sharing Agreement. However, changes in user sentiment or refusal to share information could impair our ability to offer targeted marketing solutions. If members and users choose to opt out of behavioral targeting, it would be more difficult for us to offer targeted marketing programs for our customers. Similarly, if third-party data becomes unavailable or prohibitively expensive, our ability to personalize content and provide marketing solutions could be negatively impacted.

Proposals for “Do Not Track” regulations and other privacy laws may give users greater control over their online data, potentially restricting data collection and use. U.S. regulatory agencies have also increased scrutiny of online advertising practices, including the use of cookies and tracking tools. Industry self-regulatory codes and best practices for online behavioral advertising (“OBA”) impose additional requirements, such as providing notice and consumer choice. Compliance with these evolving standards may require significant resources and could impact our advertising and data-driven businesses.

We may be required or choose to adopt “Do Not Track” mechanisms and abide by self-regulatory principles promulgated by the Digital Advertising Alliance and others for OBA and similar activities. These measures may impair our ability to use tracking technologies, collect and sell behavioral data, and engage with third parties. This could cause our net revenues to decline and adversely affect our operating results.

We endeavor to remain in material compliance with all applicable laws, regulations, and self-regulatory data privacy and protection regimes. However, these laws and regulations may be modified, or new ones enacted, which could materially affect our business. Data protection authorities may also interpret existing laws in new or conflicting ways. Additionally, the deployment of new products and services may require changes to our compliance practices. Any failure to anticipate or adapt to these developments could create liability, result in adverse publicity, increase compliance costs, reduce the attractiveness of our services, or force us to change or limit our business practices. Such outcomes could materially affect our business and operating results. Further, any failure or perceived failure to comply with relevant laws or regulations could subject us to significant civil, criminal, or contractual liabilities.

The loss of personal, confidential, and/or proprietary information due to our cybersecurity systems or the systems of our customers, vendors, or partners being breached could cause us to incur significant legal and financial exposure and liability, and materially adversely affect our business, operating results and reputation.

We retain personal, confidential, and/or proprietary information relating to our website visitors, members and users, employees, and customers in secure database servers. The industry in which we operate is prone to cyber-attacks by third parties seeking access to our data or the data we collect from our website visitors and members, or to disrupt our ability to provide service. We have experienced and we will likely experience additional cyber-attacks targeting our database servers and information systems. Cyber-attacks may involve viruses, malware, ransomware, distributed denial-of-service attacks, phishing or other forms of social engineering (predominantly spear phishing attacks), and other methods seeking to gain unlawful access. We may not be able to prevent unauthorized access to these secure database servers and information systems as a result of these third party actions, including intentional misconduct by criminal organizations and hackers or as a result of employee error, malfeasance or otherwise. A security breach could result in intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, the misappropriation of personal, confidential and/or proprietary information, disruptions in our service, and in the unauthorized access to the data of our customers or our data, including intellectual property, business opportunity, and other confidential business information. Additionally, third parties may attempt to fraudulently induce our employees, vendors, or customers into disclosing access credentials such as usernames, passwords or access keys in order to gain access to our database servers and information systems.

Our online networks could also be affected by cyber-attacks, and we could inadvertently transmit viruses across our networks to our members, customers or other third parties. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect their data and user data, to prevent data loss, to disable undesirable accounts and activities on their platforms, and to prevent or detect security breaches, we cannot assure that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.

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

If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material, in addition to potential costs related to regulatory investigations in the United States or other countries. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, processing inefficiencies, data loss, or the loss of or damage to intellectual property or other proprietary information.

In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential personal information, could have a material adverse effect on our business, reputation and financial condition. There is no assurance that privacy and security-related safeguards we implement will protect us from all risks associated with the processing (by us or our service providers), storage and transmission of such information.

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

Our ability to attract and maintain relationships with our members and users, customers and partners will depend on the satisfactory performance, reliability and availability of our internet infrastructure. Our internet marketing and advertising revenues will relate directly to the number of advertisements and other marketing opportunities delivered to our members and users. System interruptions or delays that result in the unavailability of websites or slower response times for members and users would reduce the number of advertising impressions and leads delivered to our customers. This could reduce our revenues as the attractiveness of our websites and platforms decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence.

In addition, our networks and websites must accommodate a high volume of traffic and deliver frequently updated information. We have experienced, and we may experience in the future, slower response times due to higher than expected traffic, or decreased traffic, for a variety of reasons. There have been instances where our online networks as a whole, or their respective websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general internet problems, routing and equipment problems involving third party internet access providers, problems with third party advertising servers, increased traffic to our servers, viruses and other security breaches that are out of our control. In addition, our members depend on internet service providers and online service providers for access to our online networks or websites. Those providers have experienced outages and delays in the past and may experience outages or delays in the future. A prolonged outage of critical systems, networks or similar services would inhibit the delivery of products and services, increase costs, and adversely affect customer experience and reputation. Serious disruption could affect day-to-day operations and, potentially, colleague engagement. Moreover, our internet infrastructure might not be able to support continued growth of our online networks or websites. To effectively manage growth, these systems require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and business needs. Any of these problems could result in less traffic to our networks or websites or harm the perception of our networks or websites as reliable sources of information. Less traffic on our networks and websites or periodic interruptions in service could have the effect of reducing demand for marketing and advertising on our networks or websites, thereby reducing our revenues.

Our business depends on continued and unimpeded access to the internet by us and our members and users. If government regulations relating to the internet change, internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of customers.

Our products and services will depend on the ability of our members and users to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of member access to our advertisements or our third party publishers’ advertisements by restricting or prohibiting the use of infrastructure to support or facilitate our offerings, or by charging increased fees to us or our members to provide our offerings. In 2024, the Federal Communications Commission (the “FCC”) attempted to reinstate net neutrality rules repealed on December 14, 2017. The U.S. Court of Appeals for the Sixth Circuit ruled in 2025, however, that the FCC lacked the legal authority to reinstate these rules. As of now, there are no federal net neutrality rules in effect.

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

Our business uses AI and machine learning (“AI/ML”) technologies, including those offered by third parties, to enhance our content, audience engagement, and overall service offerings and to drive innovation and organizational efficiencies. We also plan to continue to explore, develop, and introduce new AI/ML capabilities and large language models, including generative AI features, into our service offerings and platforms to offer enhanced application functionality, updated product offerings, and improved customer experiences. As with many new and emerging technologies, the use of AI/ML presents risks and challenges that could affect their adoption, and therefore our business. If we enable or offer AI/ML features and solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social, economic, or political contexts, we may experience brand or reputational harm, competitive harm, or legal liability. Additionally, the use of AI/ML technologies may result in inaccurate outputs, contain biased information, or expose us to other risks, which could result in incidents that cause harm to our business, customers, and other individuals. These deficiencies and other failures of AI/ML technologies could subject us to regulatory action, legal liability, including under new and proposed state, federal, and international rules and laws regulating AI/ML, as well as new applications or interpretations of existing data protection, privacy, intellectual property, and other laws.

Issues around the implementation and use of AI/ML technologies are complex and the regulatory landscape continues to evolve. It is likely that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in new ways that would affect our business and the ways in which we use, or contemplate the use of, AI/ML technology, our financial condition, and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, the EU’s Artificial Intelligence Act (“AI Act”) requires a regulatory landscape that businesses will need to navigate with caution. The AI Act’s stringent measures against certain AI/ML applications may impact businesses in this sector. Such measures include prohibitions on AI/ML technologies that utilize sensitive personal attributes for biometric categorization, restrictions on indiscriminate collection of facial images for recognition databases, and limitations on emotion recognition systems that could be employed in consumer analysis or employee monitoring. Businesses must also be aware of the comprehensive transparency requirements mandated for general-purpose AI systems. This entails maintaining detailed technical documentation and ensuring compliance with the EU’s copyright laws, with even more rigorous standards for high-impact general AI/ML models. These models require exhaustive evaluations, risk assessments related to systemic impacts, adversarial testing and reporting on aspects like energy efficiency, indicating a significant compliance burden for businesses. The scale of penalties for non-compliance is material, underscoring the importance of adherence to the new regulations where applicable. To comply with the AI Act, businesses like us will need to take a proactive approach to regulatory compliance, risk management and infrastructure investment.

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

In connection with the preparation of the consolidated financial statements as of and for the years ended December 31, 2024 and 2025, we identified material weaknesses in our internal control over financial reporting. We were required to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on that evaluation, we concluded that our internal control over financial reporting was ineffective as of December 31, 2025. Our auditors also concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025. As of the date hereof, our material weaknesses, as described in Item 9A, have not been remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Please refer to Item 9A. Controls and Procedures for additional information regarding the identified material weaknesses. We also concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in our internal control over financial reporting Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Ensuring that we have adequate internal control over financial reporting in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Commencing with the start of the fiscal year ended December 31, 2025, we documented and tested our internal control over financial reporting in connection with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to continue to dedicate internal resources, continue to engage outside consultants and follow a detailed work plan to continue to assess and document the adequacy of internal control over financial reporting, continue to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Continued failure by us to maintain effective internal control over financial reporting, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions regarding the effectiveness of our internal control over financial reporting or that we are unable to produce accurate financial statements may materially and adversely affect the price of our common stock.

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

The impairment of a significant amount of goodwill and intangible assets on our balance sheet resulted in a decrease in earnings and could result in our stock price declining

Informa TechTarget has acquired assets and businesses over time, some of which have resulted in the recording of a significant amount of goodwill and/or intangible assets in our consolidated financial statements. We had $45.6 million and $973.4 million of goodwill as of December 31, 2025 and 2024, respectively. We had $725.5 million and $808.7 million of net intangible assets as of December 31, 2025 and 2024, respectively. The goodwill was recorded because the fair value of the net tangible assets and/or intangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. We will evaluate goodwill for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We will evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. For the year ended December 31, 2025, we recorded an impairment charge of $931.5 million related to the goodwill in all reporting units. For the years ended December 31, 2024 and 2023, we recorded an impairment charge of $66.2 million and $139.6 million, respectively. If we acquire new assets and businesses in the future, as we expect we will, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline. The assets related to these businesses could be at risk for future impairment should global economic conditions continue to deteriorate beyond current expectations, including the continuing decline of our stock price.

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

Global taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development recommendations aimed at preventing perceived base erosion and profit shifting by multinational corporations. While these recommendations do not change tax law, the countries where we operate may implement legislation or take unilateral actions which may result in adverse effects to our future income tax provision and financial statements.

Risks Related to the Ownership of Our Common Stock

We are controlled by Informa. The interests of Informa may differ from the interests of our other stockholders.

Informa beneficially owns approximately 58% of our outstanding common stock. Under the Stockholders Agreement, Informa has the right under certain circumstances to acquire additional equity securities from us pursuant to pre-agreed procedures, preemptive rights and percentage maintenance rights without the approval of a related party transaction committee (“RPT Committee”).

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

Informa is prohibited, subject to certain exceptions, from transferring shares of our common stock or acquiring more shares of our common stock until the second anniversary of the closing of the combination of our legacy businesses, after which, subject to restrictions, it will be permitted to transfer its shares of our common stock and acquire more shares of our common stock, which could have a negative impact on our stock price or ability to maintain compliance with the Nasdaq Global Select Market’s continued listing requirements.

For two years following the completion of the business combination (unless the Third Trigger Date (as defined in the Stockholders Agreement) has occurred prior to such date), Informa is prohibited from transferring any of its shares of our common stock other than to a controlled affiliate of Informa, without the approval of an RPT Committee. Following such two-year lock-up period, the Informa Group will be permitted, subject to restrictions, to sell or otherwise transfer shares of our common stock, including in public offerings pursuant to registration rights to be granted by us. Any such sale or other transfer could significantly increase the number of shares of our common stock available to be traded in the equity markets, which could cause a decrease in the trading price of shares of our common stock. In addition, even if Informa does not transfer a large number of its shares into the market, the potential for Informa to sell large numbers of shares into the market may depress the trading price of shares of our common stock.

For two years following the completion of the business combination, the Informa Group is prohibited from acquiring or seeking to acquire, directly or indirectly, additional shares of our common stock that would result in the Informa Group having an ownership percentage of the outstanding shares of our common stock greater than the percentage of the outstanding shares of our common stock beneficially owned by the Informa Group upon the closing of combination, subject to certain exceptions. Following the two-year standstill period, the Informa Group will be permitted, subject to restrictions, to acquire or seek to acquire, directly or indirectly, additional shares of our common stock which may have an adverse effect on our ability to remain in compliance with the continued listing requirements of the Nasdaq Global Select Market, including requirements with respect to maintaining a minimum number of holders of our common stock. A delisting of our common stock, or the potential for a delisting, could depress the trading price of shares of our common stock.

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

The benefits and synergies attributable to the combination of our legacy businesses may vary from expectations, which may negatively affect the market price of shares of our common stock.

We expect the combination of our legacy businesses will result in a number of benefits and synergies, including, but not limited to, operating synergies and stronger fundamental demand for our products and services, and that combination will be accretive to our earnings. These expectations are based on current estimates and assumptions that may prove to be incorrect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. In addition, future events and conditions, including, but not limited to, adverse changes in market conditions, regulatory framework, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the combination could decrease or delay the accretion that is currently anticipated or could result in dilution. Any dilution of, decrease in, or delay of any accretion to our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

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
•
the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As is the case for all companies in our industry or with a significant digital presence, we are periodically subject to cyberattacks and other cyber incidents and, therefore, cybersecurity is an integral component of our overall enterprise information security program. We have adopted a multi-layered framework to secure our networks, systems, devices, products, and services while also assessing, identifying, and managing cybersecurity risks. That framework is designed to help protect our information assets, operations, and resources from internal and external cyber threats by understanding and seeking to mitigate risks while ensuring business resiliency from unauthorized access or attack. Our cybersecurity policies, standards, and procedures include security risk assessments for high priority systems, third party compliance assessments for external vendors and suppliers, and incident management and breach response plans which are influenced by, and periodically assessed against, recognized cybersecurity frameworks. Our incident management policy is designed to help prevent, manage, and coordinate our response to, and recovery from, potential and confirmed cybersecurity incidents and includes processes to triage, assess the severity of, escalate, contain, investigate and remediate incidents, as well as comply with applicable legal obligations. Informa PLC’s chief information security officer (“CISO”) and security team have implemented a similar framework and we collaborate on best practices, improvements, tabletop exercises, and risk assessments. Some Informa TechTarget systems are currently hosted and managed within the Informa PLC environments and are overseen by the Informa PLC framework, therefore, the business teams collaborate regularly and share any relevant findings and best practices.

We seek to enhance our policies and practices to protect our systems and platforms, adapt to changes in regulations, identify potential and emerging security risks, and develop mitigation strategies for those risks. For example, we conduct regular risk assessments at planned intervals for high priority systems and/or applications to identify and analyze threats and vulnerabilities, review controls, identify risk ratings, likelihood, and level of potential impact, and provide recommendations for risk reduction, mitigation, acceptance, and avoidance. As part of our overall risk mitigation strategy, we also maintain cyber liability insurance coverage.

We regularly engage external parties, including consultants, auditors, and cybersecurity service providers to enhance our cybersecurity oversight. For example, we maintain an ISO 27001 certification for our BrightTALK platform and obtained a SOC 2, Type II report for the Informa TechTarget Portal platform (formerly, Priority Engine). These third-party assessments are evaluated and updated regularly. Additionally, we utilize various external parties and tools to assist us with annual penetration testing, cybersecurity and related training, vulnerability and patch management, threat detection and response, and information technology general controls.

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

Cybersecurity Governance and Oversight

Our board of directors, through its audit committee, provides general oversight over cybersecurity risk. Our board of directors receives and provides feedback on periodic updates from management regarding cybersecurity and are notified between such updates regarding significant new cybersecurity incidents, if any. Our audit committee also receives periodic briefings on cyber-related issues and accomplishments including, among other things, reviewing key elements of our cybersecurity program, ongoing training initiatives and awareness programs, occurrence of any incidents, and updates regarding third-party certifications and assessments.

We have established a risk committee consisting of executive-level leaders that will meet periodically to, among other things, review and discuss global trends and risks regarding privacy, security, and compliance, identify key projects and resource needs, and review operational privacy and security statistics and metrics. Our Chief Product and Technology Officer (“CPTO”) is a key member of the risk committee and manages and oversees a team (the “IT Security Team”) that is responsible for leading company-wide cybersecurity efforts. The IT Security Team works with various business units and departments, including legal, product development, information technology, and operations, to help set standards, policies, and processes. The IT Security Team also collaborates closely with the CISO of Informa and his team to, among other things, align strategy, assessments, and tooling. Our CPTO along with key members of his IT Security Team have worked in the information security field for many years and are actively involved in our cybersecurity efforts. We also periodically perform tests on aspects of the operations of our cybersecurity program and the supporting control framework and report the results of these tests in reports to our audit committee.

In an effort to deter and detect cyber threats, we periodically provide employees with data privacy, cybersecurity, and incident response training, which covers timely and relevant topics, including phishing, malware, password security, confidential data protection, asset use and mobile security, and educates all employees on the importance of reporting potential cyber-security incidents immediately to the Company’s incident management team. We also use technology-based tools to mitigate cybersecurity risks to bolster our employee based cybersecurity programs.

Item 2. Properties

As of December 31, 2025, we are leasing approximately 68,000 square feet of office space for our global headquarters in Newton, Massachusetts. In October of 2025, we amended our lease to reduce the leased space to approximately 34,000 square feet effective May 1, 2026 and extend the term to end ten years from the date of our relocation to the reduced space, such relocation date expected to be on May 1, 2026. Additionally, we have principal facilities leased at each of the following locations:

Location	Approximate Square Feet
Penang, Malaysia	12,500
Shanghai, China (primary)	6,500
Dhaka, Bangladesh	6,000
Tokyo, Japan	5,900
Singapore, Singapore	2,600
Detroit, Michigan, USA	2,500
Seoul, South Korea	2,000
Portland, Oregon, USA	1,800
Bangalore, India	1,800

Item 3. Legal Proceedings

From time to time, Informa TechTarget and its affiliates may be involved in legal proceedings, claims and governmental inspections, audits, or investigations that arise in the ordinary course of our business. The outcome of any such legal proceedings, claims or governmental inspections, audits or investigations, regardless of the merits, is inherently uncertain. Moreover, legal proceedings, claims and governmental inspections, audits, or investigations, irrespective of their outcome, can negatively affect us due to expenses related to defense and settlement, diversion of management's attention, and various other factors. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results, or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “TTGT.”

Holders

As of March 6, 2026, there were 33 holders of record of our outstanding common stock. These numbers do not include those who hold in “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

The following graph illustrates the total return from December 3, 2024 (the date our common stock began trading on the Nasdaq Global Select Market) through December 31 2025, for (i) our common stock, (ii) the Russell 2000 Index, (iii) the Russell 3000 Index and (iv) the S&P 500 Media Industry Index. The graph assumes that $100 was invested on December 3, 2024 in each of our common stock, the Russell 2000 Index, the Russell 3000 Index and the S&P 500 Media Industry Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

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

Overview

Background

Informa TechTarget helps technology companies accelerate growth through first party B2B data, market insight and market access.

Following a period of expansion, the specialist technology research business of Informa TechTarget is now among the largest providers of these services. It employs more than 300 expert analysts and consultants to create data-driven intelligence products and advisory services for product managers, corporate strategists, channel chiefs and the C-suite, challenging market strategies, sharpening product roadmaps and accelerating time to market and revenue.

Through the Omdia brand, which now incorporates the formerly separate specialist brands Canalys, Wards Intelligence and Enterprise Strategy Group, we provide research and intelligence services to technology providers based on expert analysis and data-driven intelligence and reports. These products or businesses and their portfolio of digital media brands inform, educate and influence tech buyers, creating engaged and specialist audiences.

Targeted access to these specialist audiences is provided through a growing range of data-driven digital products and services that are designed to deliver highly qualified leads, demand generation and buyer intent to technology vendors, connecting them with the right buyers at the right time to maximize return on investment and accelerate growth.

Selected Informa TechTarget brands
Specialist B2B Content: Intelligence & Advisory Brands	Specialist B2B Buyer Content: Brand & Content Brands	B2B Buyer Intent & Demand Brands
Omdia by Informa TechTarget	Industry Dive	Informa TechTarget
	Information Week	NetLine
Light Reading
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

For Informa TechTarget, investment in innovation and growth in R&D budgets provide a leading indicator of demand for its products and services. This growth in technology-related R&D is driving a new wave of investment and innovation, enhancing existing products and inspiring the next generation of products and services.

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

The majority of the B2B buyer journey is now completed before a buyer might contact the sales team of a vendor. For technology vendors, online presence and digital brand visibility are therefore critical, leading to more companies focusing their spend on branded content services, thought leadership and whitepaper distribution, digital event participation and advertising on the most relevant platforms and media.

Management believes Informa TechTarget is at the center of this B2B buyer behavior, delivering highly relevant content and research to technology buyers that informs, educates and influences them along the different stages of their buyer journey.

These interactions with the content — who reads what, who clicks to find out more, how long buyers spend on specific websites, which white papers do they read, which webinars do they join, etc. — and general online behavior, when captured, enriched and analyzed, provide deep insights into who potential customers are, what products and services they might be interested in, where they are in their purchasing cycle and how significant is the intent to purchase.

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

Because most of Informa TechTarget’s clients are B2B technology companies, the success of Informa TechTarget is intrinsically linked to the health, and subject to the market conditions of, the technology industry. Informa TechTarget has recently been affected by macro-economic conditions, in particular the negative impact of economic uncertainty, which has impacted investment levels and overall client marketing expenditure. Although management cannot quantify the impact of macro-economic factors on Informa TechTarget's future results, any worsening of market conditions could negatively impact its financial position and liquidity. Marketing, advertising services and sponsorship revenue is more immediately impacted by changes in client spending and current macro-economic conditions than other revenue categories.

Recent performance has also been impacted by subdued sales and marketing budgets amongst many of Informa TechTarget’s enterprise technology customers as more of their expenditures have been concentrated on R&D activities, particularly around artificial intelligence. Informa TechTarget believes that, as these vendors ultimately seek to achieve a ROI on the results of their R&D, this will result in a resurgence in growth of sales and marketing activity and budgets to support new product launches and enhancements.

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
•
Custom content services: Through StudioID, BrightTALK Studio, and Enterprise Strategy Group custom content offerings, the Company support marketers with their end-to-end content strategy by offering proprietary audience research to inform campaigns, strategic design and development, and original content production. Marketers leverage the Company's award-winning deep industry expertise to create journalistic or analyst-sourced content across more than 40 different formats and multiple languages, which can then be distributed across the Company's network. The Company also offers content licensing through Marketplace, whereby marketers curate relevant content from a selection of publishers and then distribute the content on their own channels to align themselves with top voices in their industries.

•
Intelligence subscription services: Operating through the Omdia brand, the specialist tech research business is primarily an “intelligence” subscription service, providing clients with a core “data backbone” in addition to qualitative analyst-produced content across the technology industry spectrum. The data is typically comprised of market trackers, market sizing, market share analyses and forecasts, and is complimented by expert industry reports, analyst opinions and an “Ask an Analyst” service. Covering more than 3,000 topics and tracking over 12,000 companies, the businesses’ 300+ expert analysts and consultants provide quantitative and qualitative insights that help companies make better decisions, faster.
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
•
Intent: A comprehensive B2B technology solution that collects and analyzes purchase intent data from actively engaging enterprise technology professionals across the Company's website network and BrightTALK(TM) webinar platform. The suite includes two key products. Informa TechTarget Portal is a subscription service that enables direct engagement with targeted prospects by identifying and prioritizing potential customers actively researching technology purchases using proprietary Activity Intelligence(TM) and integrates this data with major CRM and marketing automation platforms. Qualified Sales Opportunities™ is a profiling service that surveys and interviews technology professionals showing purchase intent, providing detailed information on ongoing purchase projects, including project scope, purchase criteria, and vendor considerations and delivers these as sales qualified leads.
•
Brand solutions: Brand solutions offer B2B marketers the opportunity to grow brand awareness through direct exposure to specialist technology and business audiences across the businesses’ portfolio and off-network through audience extension programs. Solutions include digital display banners, newsletter sponsorships and email marketing, enabling technology vendors to gain exposure and benefit from association with the businesses’ specialist brands and high quality editorial content amongst the Company's readership base of engaged technology buyers. Brand solutions include the Industry Dive portfolio, which delivers high quality business journalism to niche audiences, offering outbound email sponsorship opportunities to vendors looking to build awareness and reach key decision makers.

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

Basis of Presentation and Corporate Expense Allocations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Prior to the Contribution, the Informa Tech Digital Businesses were operated as part of the Informa Tech division of Informa and not as a standalone entity and had no separate legal status or existence. As such, the financial position and results of operations, for the periods prior to the Contribution, have been derived from Informa’s historical accounting records and are presented on a carve-out basis. Intercompany transactions, profits and balances among the Informa Tech Digital Businesses’ entities have been eliminated. Sale and purchase transactions between Informa TechTarget and other Informa affiliates are included in the consolidated financial statements.

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

During the year ended December 31, 2025, the Company operated as one segment. In January 2025, the Company’s Chief Executive Officer (its Chief Operating Decision Maker), in order to better execute the strategic vision of the Merger (as defined in Note 1. Business overview and basis of presentation to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K), began the integration and reorganization of the combined businesses. The Company expects to complete the integration and reorganization, including the establishment and reporting of information such as key performance indicators for the following business segments: Intelligence and Advisory, and Brand to Demand, which the Company will report on once the ability to assess performance and make resource allocation is complete.

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

When performance obligations are combined into a single contract, Informa TechTarget utilizes the relative stand-alone selling price (“SSP”) of each product or service to allocate the transaction price among the performance obligations, which is generally determined based on the prices charged to the clients when sold on a stand-alone basis or using expected cost plus a margin, with any discounts allocated across the performance obligations. Revenue for each category is typically fixed at the date of the order and is not variable.

Revenue from fixed fee engagements are recognized over time as Informa TechTarget works to satisfy its performance obligations as Informa TechTarget generally has an enforceable right to payment for performance completed to date.

Goodwill Impairment

As of December 31, 2025 and 2024, goodwill was $45.6 million and $973.4 million, respectively. Informa TechTarget's goodwill represents the excess purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. Informa TechTarget performs an assessment of goodwill for impairment annually as of December 31 or whenever events or changes in circumstances indicate there may be an impairment.

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

As of December 31, 2025, the Company has five reporting units: Legacy TechTarget, Bluefin, NetLine, Industry Dive, and Canalys. In addition to its annual impairment analysis performed on December 31, 2025, the Company also identified a sustained decline in share price during 2025 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment trigger for all reporting units.

For the year ended December 31, 2025, Informa TechTarget performed the required impairment tests of goodwill on its reporting units using a quantitative impairment analysis with the following key assumptions in the fair value calculations:

•
Projected cash flows: For 2025, the Company used a two-stage valuation approach to projected cash flows, which included key assumptions of forecasted revenue growth rate and EBITDA margin followed by a steady state period of long-term growth. Forecasts for the first stage include management expectations of Informa TechTarget's financial performance with key assumptions of forecasted revenue growth rate and EBITDA margin and represent the best estimate of the future performance of the relevant reporting units, followed by a steady state period of long-term growth. Forecasts for the second stage are based on determining the Company’s terminal value, which is the value of the business beyond the discrete forecast period and utilizes a two‑stage growth model with an initial high‑growth rate stage, followed by a perpetual normalized growth stage.

•
Discount rate: For 2025, a post-tax discount rate using a weighted average cost of capital methodology. For the cost of debt, Informa TechTarget considered market rates, based on entities with a comparable credit rating. The cost of equity is calculated using the Capital Asset Pricing Model methodology. The discount rates include appropriate risk premiums to reflect additional risks of the specific reporting units being tested.
•
Long-term growth rate: For 2025, long-term growth rates are based on external factors such as long-term Consumer Price Index rates and external market reports for the main geographic markets in which each reporting unit operates and therefore are not considered to exceed the long-term average growth prospects for the individual markets. Long-term growth rates have not been risk adjusted to reflect any of the specific reporting unit uncertainties noted above, as these uncertainties are already reflected in the discount rates used.
•
Tax rate: For 2025, the tax rate is based on external reports of the weighted-average corporate tax rates for the main geographic markets in which each reporting unit operates.
•
Net working capital rate: For 2025, the net working capital rate is based on the market participant level of cash free net working capital, and a comparison of guideline public companies.
•
Capital expenditures rate: For 2025, the capital expenditures rate is based on the Company’s historical depreciation expense.

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

Canalys

Based on the quantitative fair value testing, a goodwill impairment of $0.7 million and $42.7 million was recognized during the three and twelve months ended December 31, 2025, respectively. The carrying value of goodwill in the Canalys reporting unit as of December 31, 2025 was $9.4 million post-impairment. For the three months ended December 31, 2025, a 0.5% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended December 31, 2025, a 9.7% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of December 31, 2025, would have resulted in all goodwill being impaired. For the three months ended December 31, 2025, a 0.3% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended December 31, 2025, a 6.3% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of December 31, 2025 would have resulted in all goodwill being impaired. For the three months ended December 31, 2025, a 100 basis-point increase in the discount rate used for the goodwill assessment over this reporting unit as of December 31, 2025 would have increased the goodwill impairment recognized by $2.0 million. For the three months ended December 31, 2025, a 30 basis-point decrease in the discount rate used for the goodwill assessment over this reporting unit as of December 31, 2025 would have resulted in no impairment in the period. For the three months ended December 31, 2025, a 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of December 31, 2025, would have increased or decreased the goodwill impairment recognized by $2.0 million and $1.0 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

NetLine

Based on the quantitative fair value testing, a goodwill impairment of $7.1 million and $34.7 million was recognized during the three and twelve months ended December 31, 2025, respectively. The carrying value of goodwill in the NetLine reporting unit as of December 31, 2025 was $6.8 million post-impairment. For the three months ended December 31, 2025, a 6.6% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended December 31, 2025, a 6.3% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of December 31, 2025 would have resulted in all goodwill being impaired. For the three months ended December 31, 2025, a 3.8% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended December 31, 2025, a 3.2% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of December 31, 2025 would have resulted in all goodwill being impaired. For the three months ended December 31, 2025, a 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of December 31, 2025 would have increased or decreased the goodwill impairment recognized by $2.0 million and $3.0 million, respectively. For the three months ended December 31, 2025, a 100 basis-point change in the long-term growth rate used for the goodwill assessment over this reporting unit as of December 31, 2025, would have increased or decreased the goodwill impairment recognized by $2.0 million and $2.0 million, respectively. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Legacy TechTarget

Based on the quantitative fair value testing, a goodwill impairment of $436.7 million was recognized during the twelve months ended December 31, 2025. There was no carrying value of goodwill in the Legacy TechTarget reporting unit as of December 31, 2025 post-impairment.

Bluefin

Based on the quantitative fair value testing, a goodwill impairment of $2.1 million and $174.1 million was recognized during the three and twelve months ended December 31, 2025, respectively. The carrying value of goodwill in the Bluefin reporting unit as of December 31, 2025 was $3.7 million post-impairment. For the three months ended December 31, 2025, a 1.7% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of December 31, 2025 would have resulted in all goodwill being impaired. For the three months ended December 31, 2025, a 0.8% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of December 31, 2025, would have resulted in all goodwill being impaired. For the three months ended December 31, 2025, a 100 basis-point increase in the discount rate used for the goodwill assessment over this reporting unit as of December 31, 2025 would have increased the goodwill impairment recognized by $5.5 million. For the three months ended December 31, 2025, a 100 basis-point decrease in the long-term growth rate used for the goodwill assessment over this reporting unit as of December 31, 2025 would have increased the goodwill impairment recognized by $3.4 million. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Industry Dive

Based on the quantitative fair value testing, there was no impairment recognized during the three months ended December 31, 2025. A goodwill impairment of $243.4 million was recognized during the year ended December 31, 2025. The carrying value of goodwill in the Industry Dive reporting unit as of December 31, 2025 was $25.7 million post-impairment. For the three months ended December 31, 2025, a 10.0% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of December 31, 2025, would have increased the goodwill impairment recognized by $11.1 million. For the three months ended December 31, 2025, a 6.2% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of December 31, 2025 would have resulted in all goodwill being impaired. For the three months ended December 31, 2025, a 100 basis-point increase in the discount rate used for the goodwill assessment over this reporting unit as of December 31, 2025 would not have resulted in goodwill impairment. For the three months ended December 31, 2025, a 100 basis-point decrease in the long-term growth rate used for the goodwill assessment over this reporting unit as of December 31, 2025 would not have resulted in goodwill impairment. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

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

Income Taxes

The Company is subject to U.S. federal, state and foreign income taxes with respect to income or loss the Company generates. Significant judgment is required in determining the Company's provision or benefit for income taxes and in evaluating uncertain tax positions.

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

These products and services are delivered under both short-term contracts that run for the length of a given marketing/sales program, typically less than nine months, and through integrated contracts exceeding 270 days (“longer-term contracts”) covering various client needs. Longer-term contracts include a range of annual subscription products, which are paid for in advance. In the years ended December 31, 2025, 2024 and 2023 32%, 36%, and 36% of the Company's revenues, respectively, were from longer-term contracts.

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

General and administrative

General and administrative expenses consist primarily of salaries and related personnel costs, facility expenses and related overheads, accounting, legal and other professional fees, allowance for credit losses, and stock-based compensation expenses.

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

Impairment of long-lived assets and goodwill

Impairment of long-lived assets and goodwill primarily relates to lease impairment and goodwill impairments across the reporting units of the Company as the carrying amount exceeded the fair value.

Restructuring costs

Restructuring costs primarily relate to the Restructuring Plan designed to reshape, optimize, and support the Company’s financial and operational efficiency. The plan involves streamlining certain areas and functions and reinvesting in others to improve the delivery of products and services to customers and enhance the Company’s global go-to-market capabilities.

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

Other income (expense), net

Other income (expense), net consists primarily of unrealized/realized foreign currency transaction gains and losses and the remeasurement of the convertible notes utilizing the fair value option.

Income tax benefit (expense)

Income tax benefit (expense) reflects income earned and taxed, in jurisdictions in which Informa TechTarget conducts business, which mainly include the United Kingdom and United States federal and state income taxes.

Results of Operations

The following table sets forth a summary of certain key financial information for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,			Percent Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues:	$486,791	$284,897	$252,101	71%	13%
Total cost of revenues	(193,529)	(107,256)	(98,826)	80%	9%
Gross profit	293,262	177,641	153,275	65%	16%
Operating expenses:
Selling and marketing	139,323	62,593	55,300	123%	13%
General and administrative	83,086	79,029	66,888	5%	18%
Product development	10,837	11,420	11,060	-5%	3%
Depreciation	2,379	1,614	895	47%	80%
Amortization, excluding amortization included in cost of revenues	89,845	48,018	42,152	87%	14%
Impairment of goodwill	931,500	66,235	139,645	1306%	n.m.
Impairment of long-lived assets	—	2,019	577	-100%	250%
Restructuring costs	14,655	—	—	n.m.	n.m.
Acquisition and integration costs	46,564	48,258	6,069	-4%	695%
Remeasurement of contingent consideration	925	(22,436)	(123,944)	-104%	-82%
Total operating expenses	1,319,114	296,750	198,642	345%	49%
Operating income loss	(1,025,852)	(119,109)	(45,367)	761%	163%
Interest expense on related party loans	(9,280)	(17,740)	(24,649)	-48%	-28%
Interest income	936	4,138	3,487	-77%	19%
Other income (expense), net	(7,533)	3,313	(875)	-327%	-479%
Loss before provision for income taxes	(1,041,729)	(129,398)	(67,404)	705%	92%
Income tax benefit	33,423	12,535	9,627	167%	30%
Net loss	$(1,008,306)	$(116,863)	$(57,777)	763%	102%

Comparison of Fiscal Years Ended December 31, 2025 and 2024

Revenues

	For the Years Ended December 31,
	2025	2024	Increase	Percent Change
Marketing, advertising services, and sponsorship	$355,817	$173,912	$181,905	105%
Intelligence subscription services	76,993	75,083	1,910	3%
Advisory services	52,392	34,644	17,748	51%
Exhibitor and attendee	1,589	1,258	331	26%
Total revenues	$486,791	$284,897	$201,894	71%

Revenue for the fiscal year ended December 31, 2025 (“fiscal 2025”) was $486.8 million, an increase of $201.9 million, or 71%, compared to the fiscal year ended December 31, 2024 (“fiscal 2024”). The inclusion of a full year of Former TechTarget, following its acquisition in December 2024, increased marketing, advertising services, and sponsorship revenues by $158.9 million and increased advisory services revenue by $15.7 million for fiscal 2025. Marketing, advertising services, and sponsorship revenues also increased $23.0 million due to higher demand from returning customers compared to the prior year.

Cost of Revenues

	For the Years Ended December 31,
	2025	2024	Increase	Percent Change
Cost of revenues	$193,529	$107,256	$86,273	80%

Cost of revenues for fiscal 2025 was $193.5 million, an increase of $86.3 million, or 80%, compared to fiscal 2024. The inclusion of a full year of Former TechTarget, following its acquisition in December 2024, increased cost of revenues by $66.3 million for fiscal 2025. The remaining $20.0 million increase was primarily driven by increased labor and related costs due to our heightened focus on delivering our services to our customers as part of our integration.

Operating Expenses and Other

	For the Years Ended December 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$139,323	$62,593	$76,730	123%
General and administrative	83,086	79,029	4,057	5%
Product development	10,837	11,420	(583)	-5%
Depreciation	2,379	1,614	765	47%
Amortization, excluding amortization included in cost of revenues	89,845	48,018	41,827	87%
Impairment of goodwill	931,500	66,235	865,265	1306%
Impairment of long-lived assets	—	2,019	(2,019)	-100%
Restructuring costs	14,655	—	14,655	n.m.
Acquisition and integration costs	46,564	48,258	(1,694)	-4%
Remeasurement of contingent consideration	925	(22,436)	23,361	-104%
Total operating expenses	$1,319,114	$296,750	$1,022,364	345%
Interest expense on related party loans	(9,280)	(17,740)	8,460	-48%
Interest income	936	4,138	(3,202)	-77%
Other income (expense), net	(7,533)	3,313	(10,846)	327%
Income tax benefit	33,423	12,535	20,888	167%

Selling and Marketing. Selling and marketing costs increased by $76.7 million, or 123%, in fiscal 2025 compared to fiscal 2024. The inclusion of a full year of Former TechTarget, following its acquisition in December 2024, contributed $68.5 million in costs. The remaining $8.2 million increase was primarily driven by our increased labor and related costs due to our heightened focus on selling and marketing our services to our customers as part of our integration.

General and Administrative. General and administrative costs increased by $4.1 million, or 5%, in fiscal 2025 compared to fiscal 2024. The inclusion of a full year of Former TechTarget, following its acquisition in December 2024, contributed $35.6 million in costs. This was offset by a reduction in costs of $31.5 million due to a decrease in focus on general and administrative (primarily labor and related costs) and an increase in focus on cost of revenues and selling and marketing.

Product Development. Product development costs decreased by $0.6 million, or 5%, in fiscal 2025 compared to fiscal 2024. While the acquisition of Former TechTarget in December 2024 resulted in a full-year inclusion of costs that added $5.8 million, this was more than offset by a decrease in labor and related expenses and by higher staff cost capitalization.

Depreciation. Depreciation expense increased $0.8 million, or 47%, in fiscal 2025 compared to fiscal 2024, due to the acquisition of Former TechTarget in December 2024.

Amortization. Amortization expense increased $41.8 million, or 87%, in fiscal 2025 compared to fiscal 2024, primarily due to the increased amount of intangible assets as a result of the Merger.

Impairment of Goodwill. As a result of the impairment analysis during fiscal 2025, an impairment charge of $931.5 million was recorded relating to the Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget reporting units for fiscal 2025. Please refer to Note 6. Goodwill and intangible assets and Note 17. Subsequent events to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the goodwill impairment analysis.

Impairment of Long-Lived Assets. Impairment expense decreased $2.0 million, or 100%, in fiscal 2025 compared to fiscal 2024, due to the exit from an associated impairment of Industry Dive’s Washington, DC office in March 2024.

Restructuring costs. Restructuring costs were $14.7 million for fiscal 2025 compared to $0 for fiscal 2024, due to the Restructuring Plan to improve operational efficiency and reduce costs implemented in August 2025.

Acquisition and Integration Costs. Acquisition and integration costs decreased $1.7 million, or 4%, in fiscal 2025 compared to fiscal 2024. As a result of the Transaction, Former Tech Target contributed $21.8 million of costs related to establishing the new brand, streamlining systems and processes, and other integration matters. This was offset by a $23.5 million decrease due to a decrease in professional fees compared to 2024 associated with the Transaction. A majority of those 2024 Transaction costs related to legal, other professional accounting, and advisory costs.

Remeasurement of Contingent Consideration. In fiscal 2025, the contingent consideration remeasurement loss was $0.9 million due to changes in forecasted revenue estimates surrounding the Tech Research Pty Ltd and Tech Research Asia (collectively “TRA”) acquisition. Management’s expectations for the future financial performance of TRA have increased which resulted in a change to the estimated fair value of the contingent consideration liability. In fiscal 2024, the contingent consideration remeasurement gain was $22.4 million. In fiscal 2024, the contingent consideration remeasurement gain was attributable to the renegotiation of the Industry Dive contingent consideration payment, in which the parties agreed to fix the consideration upon the completion of the Transaction. The contingent consideration related to the Industry Dive acquisition was assumed by the Parent on the close of the Transactions and subsequently was settled by Parent resulting in no further adjustments recorded.

Interest expense on related party loans. Interest expense on related party loans decreased $8.5 million, or 48%, in fiscal 2025 compared to fiscal 2024. Interest expense in fiscal 2025 totaled $9.3 million and primarily relates to the unsecured five-year revolving Credit Facility provided to Informa TechTarget by Informa Group Holdings limited. Interest expense in fiscal 2024 primarily related to a related party loan used to fund the acquisition of Industry Dive in fiscal 2022, which was settled in August 2024.

Interest Income. Interest income decreased $3.2 million, or -77%, in fiscal 2025 compared to fiscal 2024, primarily due to decreased cash balances in the current year.

Other expense. Other expense increased by $10.8 million, or 327%, in fiscal 2025 compared to fiscal 2024, due to unrealized losses on intercompany balances denominated in foreign currencies. For fiscal 2025, intercompany balances denominated in foreign currencies resulted in unrealized losses totaling $8.4 million compared to $5.3 million of unrealized gains in fiscal 2024.

Provision for Income Taxes. Income tax benefit for fiscal 2025 was $33.4 million, an increase of $20.9 million compared to the income tax benefit of $12.5 million in fiscal 2024. The effective tax rate was 3.2% and 9.7% for fiscal 2025 and fiscal 2024, respectively. In 2025, the effective tax rate was primarily driven by non-deductible goodwill impairment and geographic mix of earnings. In 2024, the effective tax rate was primarily driven by non-deductible goodwill impairment, non-deductible acquisition costs, and non-taxable contingent consideration.

Comparison of Fiscal Years Ended December 31, 2024 and 2023

Discussion and analysis of the results of operations for fiscal 2024 as compared to the results of options for fiscal year ended December 31, 2023 (“fiscal 2023”), is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on May 28, 2025.

Liquidity and Capital Resources

During fiscal 2025, the Company incurred losses of $1.0 billion driven mainly by non-cash charges for impairment of goodwill. The Company generated cash from operations of $16.3 million. The Company has a $250 million revolving line of credit with its Parent (the “Credit Facility”), of which $143.3 million availability remains as of December 31, 2025. The Company’s ability to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. See Note 9 to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the Credit Facility. The Company believes it has sufficient cash on hand, positive working capital, and ability to access additional cash under its Credit Facility to meet its business operating requirements, its capital expenditures and to comply with its debt covenants for at least the next twelve months as of the filing date of this Annual Report on Form 10-K.

Cash Flows

	For the Years Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$16,337	$(64,854)	$(12,505)
Net cash provided by (used in) investing activities	$58,130	$(79,363)	$(57,190)
Net cash provided by (used in) financing activities	$(311,008)	$409,633	$73,428

Net cash provided by (used in) operating activities

Operating cash inflow for fiscal 2025 was $16.3 million, a $81.2 million increase compared to the operating cash outflow for fiscal 2024 of $64.9 million. The cash inflow in 2025 was primarily driven by increases in accounts payable of $10.2 million and contract liabilities of $4.5 million. The cash outflow in 2024 was primarily driven by a $29.0 million decrease in related party payables.

Operating cash outflow for fiscal 2024 was $64.9 million, a $52.3 million increase compared to the operating cash outflow for fiscal 2023 of $12.5 million. The cash outflow in 2024 was primarily driven by a $29.0 million decrease in related party payables. The cash outflow in 2023 was primarily driven by a $8.3 million decrease in contract liabilities

Net cash provided by (used in) investing activities

Cash in-flows from investing activities were $58.1 million in fiscal 2025, and outflows of $79.4 million and $57.2 million for fiscal 2024 and fiscal 2023, respectively. The significant net inflow in fiscal 2025 reflected the sale of short-term investments of $76.8 million. The net outflow in fiscal 2024 is related to the acquisition of Former TechTarget for $72.3 million. The outflows in fiscal 2023 reflected the acquisition of Canalys, $47.8 million, as well as increased investment in property, plant and equipment, $2.6 million, and intangible assets, $6.8 million mainly relating to product development and internally generated software.

Net cash (used in) provided by financing activities

Cash flows used in financing activities were $311.0 million in fiscal 2025, and cash flows provided by financing activities were $409.6 million and $73.4 million for fiscal 2024 and fiscal 2023, respectively. The outflows in fiscal 2025 were due to the repayment of convertible notes of $417.0 million, partially offset by net borrowings under our Credit Facility of $106.7 million. The inflows in fiscal 2024 were primarily due to net cash from net parent investment, of $38.3 million, to fund the acquisition of Former TechTarget for $350.0 million as well as $24.0 million in inflows from related parties as part of cash pooling arrangements. The inflows in fiscal 2023 were due to amounts received from related parties as part of cash pooling arrangements as well as net cash from net parent investment.

Off Balance Sheet Arrangements

As of December 31, 2025 and December 31, 2024, Informa TechTarget did not have any significant off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Informa TechTarget currently has subsidiaries in the United Kingdom, Hong Kong, China, Australia, Singapore, Germany and France. Approximately 27% of the Company's revenues for the year ended December 31, 2025 were derived from customers with billing addresses outside of the United States. Currently, the Company's largest foreign currency exposures are the euro and British pound. The Company performed a sensitivity analysis on the impact of foreign exchange fluctuations on the Company's operating income, based on Informa TechTarget's financial results for the year ended December 31, 2025. For the year ended December 31, 2025, the Company estimates that a 10% unfavorable movement in foreign currency exchange rates would have decreased operating income by $6.9 million assuming that all currencies moved in the same direction at the same time and a constant ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses. Since a portion of Informa TechTarget's revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. The Company currently believes the Company's exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore has not entered into foreign currency hedging transactions.

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

Interest Rate Risk

At December 31, 2025, the Company had cash, cash equivalents and short-term investments totaling $40.6 million. The cash, cash equivalents, and short-term investments were held for working capital purposes. Due to the short-term nature of these investments, the Company believes that it does not have any material exposure to changes in the fair value of Informa TechTarget's investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We are exposed to market risk for changes in interest rates related to our Credit Facility, which provides for borrowing up to $250.0 million. Interest on the Credit Facility is calculated by reference to the SOFR, plus 2.5% per annum. Assuming that the amounts available under the Credit Facility were fully drawn, a 1% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $2.5 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TechTarget, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income (loss) and comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining (i) an effective control environment; (ii) effective controls in response to the risks of material misstatement; (iii) effective monitoring controls; (iv) effective controls over the period-end financial reporting process, including the classification of various accounts and the presentation and disclosure of items in the consolidated financial statements; (v) effective controls to analyze, account for and disclose non-routine, unusual or complex transactions, including acquisition transactions and asset impairments; (vi) formal accounting policies, procedures, and controls, including controls over the preparation and review of account reconciliations and journal entries, and control activities related to all significant accounts and disclosures, including controls to validate reliability of system-generated information used in the controls; and (vii) effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of the consolidated financial statements, including program change management, user access, computer operations, and program development.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s report on internal control over financial reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

We also have audited the adjustments to (i) restate the 2023 consolidated financial statements to correct errors as described in Note 1 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2024 Annual Report on Form 10-K; (ii) retrospectively apply the change in accounting for segments as described in Note 15 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2024 Annual Report on Form 10-K; (iii) disclose the net income (loss) per share information as described in Note 2; and (iv) retrospectively reflect the internal restructuring and consolidation of the Accounting Predecessor in the 2023 financial statements as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Interim and Annual Goodwill Impairment Assessments

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $45.6 million as of December 31, 2025, and the goodwill associated with the Canalys, Industry Dive, NetLine, Bluefin Legacy, and legacy TechTarget reporting units were $9.4 million, $25.7 million, $6.8 million, $3.7 million, and $0 million, respectively. Goodwill is tested for impairment at least annually as of December 31 or when events and circumstances indicate an impairment may have occurred. In assessing goodwill for impairment, management may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative impairment assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, management performs the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. Management identified a sustained decline in share price and other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, as an impairment trigger for all reporting units in each quarter of 2025, and accordingly, performed quantitative goodwill impairment assessments. During the year ended December 31, 2025, the Company recognized impairment charges related to its Canalys, Industry Dive, NetLine, Bluefin Legacy, and legacy TechTarget reporting units of $42.7 million, $243.4 million, $34.7 million, $174.1 million, and $436.7 million, respectively. Management estimates the fair value of the Company’s reporting units primarily using an income approach. Determination of fair value is based on significant assumptions and estimates, including projected cash flows, including forecasted revenue growth rates and EBITDA margin, discount rates, net working capital rates, long-term growth rates, tax rates, and capital expenditure rates.

The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Company’s reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenue growth rates and EBITDA margins, discount rates, long-term growth rates, tax rates, capital expenditure rates, and net working capital rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified that impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimates of the Company’s reporting units; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenue growth rates and EBITDA margins, discount rates, long-term growth rates, tax rates, capital expenditure rates, and net working capital rates. Evaluating management’s assumptions related to the forecasted revenue growth rates and EBITDA margins, tax rates, capital expenditure rates, and net working capital rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company’s reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate and long-term growth rate assumptions.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 11, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Informa PLC

Opinion on the Financial Statements

We have audited the combined statements of income and comprehensive income (loss), of changes in equity and of cash flows of Informa Tech Digital Businesses of Informa PLC (the “Business” and the Accounting Predecessor to TechTarget, Inc.) for the year ended December 31, 2023, including the related notes (collectively referred to as the “combined financial statements”), before the effects of the adjustments i) for the correction of the errors as described in Note 1 (not presented herein) to TechTarget, Inc.’s consolidated financial statements appearing under Item 8 of TechTarget, Inc.’s 2024 annual report on Form 10-K; ii) to retrospectively apply the changes in accounting for segments as described in Note 15 (not presented herein) to TechTarget, Inc.’s consolidated financial statements appearing under Item 8 of TechTarget, Inc.’s 2024 annual report on Form 10-K; iii) to disclose the net income (loss) per share information for the year ended December 31, 2023 as described in Note 2; and iv) to retrospectively reflect the internal restructuring and consolidation of the Accounting Predecessor in the 2023 financial statements as described in Note 1.

In our opinion, except for the errors as described in Note 1 (not presented herein) to TechTarget, Inc.’s consolidated financial statements appearing under Item 8 of TechTarget, Inc.’s 2024 annual report on Form 10-K, the combined 2023 financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting for segments as described in Note 15 (not presented herein) to TechTarget, Inc.’s consolidated financial statements appearing under Item 8 of TechTarget, Inc.’s 2024 annual report on Form 10-K, disclose the net income (loss) per share information for the year ended December 31, 2023 as described in Note 2, and retrospectively reflect the internal restructuring and consolidation of the Accounting Predecessor in the 2023 financial statements as described in Note 1, present fairly, in all material respects, the results of operations and cash flows of the Business for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America (the 2023 financial statements before the effects of the adjustments discussed above are not presented herein).

We were not engaged to audit, review, or apply any procedures to the adjustments i) for the correction of the errors as described in Note 1 (not presented herein) to TechTarget, Inc.’s consolidated financial statements appearing under Item 8 of TechTarget, Inc.’s 2024 annual report on Form 10-K; ii) to retrospectively apply the changes in accounting for segments as described in Note 15 (not presented herein) to TechTarget, Inc.’s consolidated financial statements appearing under Item 8 of TechTarget, Inc.’s 2024 annual report on Form 10-K; iii) to disclose the net income (loss) per share information for the year ended December 31, 2023 as described in Note 2; and iv) to retrospectively reflect the internal restructuring and consolidation of the Accounting Predecessor in the 2023 financial statements as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These combined financial statements are the responsibility of the Business' management. Our responsibility is to express an opinion on the Business’ combined financial statements, before the effects of the adjustments described above, based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Business in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these combined financial statements, before the effects of the adjustments described above, in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

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

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$40,626	$275,983
Short-term investments	—	77,705
Accounts receivable, net of allowance for credit losses of $1,168 and $907 respectively	83,819	79,039
Related party receivables	4,019	2,900
Prepaid taxes	11,329	6,443
Prepaid expenses and other current assets	15,592	13,547
Total current assets	155,385	455,617
Non-current assets:
Property and equipment, net	2,299	4,621
Goodwill	45,550	973,398
Intangible assets, net	725,525	808,732
Operating lease right-of-use assets	3,178	15,907
Deferred tax assets	3,360	5,097
Other non-current assets	2,011	3,115
Total non-current assets	781,923	1,810,870
Total assets	$937,308	$2,266,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,160	$10,639
Related party payables	5,671	4,795
Contract liabilities	50,526	44,825
Operating lease liabilities	3,112	5,186
Accrued expenses and other current liabilities	22,572	29,328
Accrued compensation expenses	19,037	18,093
Income taxes payable	4,349	6,701
Convertible debt	—	415,690
Contingent consideration	190	—
Total current liabilities	126,617	535,257
Non-current liabilities:
Operating lease liabilities	1,426	15,107
Other liabilities	6,008	4,913
Deferred tax liabilities	100,664	139,356
Related party long-term debt	106,714	—
Contingent consideration	1,260	—
Total non-current liabilities	216,072	159,376
Total liabilities	$342,689	$694,633
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 72,308,235 shares issued and 72,291,454 shares outstanding at December 31, 2025; 71,460,169 shares issued and outstanding at December 31, 2024	72	71
Treasury stock, at cost, 16,781 and 0 shares at December 31, 2025 and December 31, 2024, respectively	(689)	—
Additional paid-in capital	1,647,840	1,626,785
Accumulated deficit	(1,084,243)	(75,937)
Accumulated other comprehensive income	31,639	20,935
Total stockholders’ equity	594,619	1,571,854
Total liabilities and stockholders’ equity	$937,308	$2,266,487

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues[1]	$486,791	$284,897	$252,101
Cost of revenues[1,2]	(193,529)	(107,256)	(98,826)
Gross profit	293,262	177,641	153,275
Operating expenses:
Selling and marketing[2]	139,323	62,593	55,300
General and administrative[1,2]	83,086	79,029	66,888
Product development[2]	10,837	11,420	11,060
Depreciation	2,379	1,614	895
Amortization, excluding amortization of $12,802, $592, $51 included in cost of revenues	89,845	48,018	42,152
Impairment of goodwill	931,500	66,235	139,645
Impairment of long-lived assets	-	2,019	577
Restructuring costs[2]	14,655	-	-
Acquisition and integration costs[1]	46,564	48,258	6,069
Remeasurement of contingent consideration	925	(22,436)	(123,944)
Total operating expenses	1,319,114	296,750	198,642
Operating loss	(1,025,852)	(119,109)	(45,367)
Related party interest expense	(9,280)	(17,740)	(24,649)
Interest income[1]	936	4,138	3,487
Other income (expense), net[1]	(7,533)	3,313	(875)
Loss before income tax benefit	(1,041,729)	(129,398)	(67,404)
Income tax benefit	33,423	12,535	9,627
Net loss	$(1,008,306)	$(116,863)	$(57,777)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	10,704	(1,192)	(20,497)
Unrealized loss on short-term investments	—	(118)	—
Total other comprehensive income (loss), net of tax	10,704	(1,310)	(20,497)
Total comprehensive loss	$(997,602)	$(118,173)	$(78,274)
Net loss per common share:
Basic	$(14.06)	$(2.65)	$(1.39)
Diluted	$(14.06)	$(2.65)	$(1.39)
Weighted average common shares outstanding:
Basic	71,726,763	44,054,830	41,651,366
Diluted	71,726,763	44,054,830	41,651,366

(1) Amounts include related party transactions as follows:
Revenues	$1,177	$413	$154
Cost of revenues	1,054	269	—
General and administrative	20,290	31,833	31,272
Interest income	—	3,999	3,487
Acquisition and integration costs	6,844	39,735	—
Other income (expense), net	526	—	—

(2) Amounts include stock-based compensation expense as follows:
Cost of revenues	$1,295	$92	$—
Selling and marketing	10,088	833	—
General and administrative	2,469	1,416	1,198
Product development	651	54	—
Restructuring costs	4,629	—	—

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

		Common Stock		Treasury Stock
	Net Parent Investment (deficit)	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	(57,048)	—	—	—	—	—	—	42,742	(14,306)
Net loss	(57,777)	—	—	—	—	—	—	—	(57,777)
Net transfers to Parent	38,245	—	—	—	—	—	—	—	38,245
Other comprehensive loss	—	—	—	—	—	—	—	(20,497)	(20,497)
Balance, December 31, 2023	(76,580)	—	—	—	—	—	—	22,245	(54,335)
Net loss prior to the Transaction	(40,926)	—	—	—	—	—	—	—	(40,926)
Transfers (to) from Parent, including Transaction-related adjustments	790,038	—	—	—	—	—	—	—	790,038
Recapitalization as a result of the Transaction	(672,532)	41,651,366	41	—	—	672,490	—	—	(1)
Issuance of shares of common stock on Merger to shareholders of Former TechTarget	—	29,802,746	30	—	—	951,419	—	—	951,449
Net loss subsequent to the Transaction		—	—	—	—	—	(75,937)	—	(75,937)
Capital contribution from Parent	—	—	—	—	—	1,574		—	1,574
Other comprehensive loss	—	—	—	—	—	—	—	(1,310)	(1,310)
Issuance of common stock from restricted stock awards	—	6,057	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,302	—	—	1,302
Balance, December 31, 2024	—	71,460,169	71	—	—	1,626,785	(75,937)	20,935	1,571,854
Net loss	—	—	—	—	—	—	(1,008,306)	—	(1,008,306)
Other comprehensive income	—	—	—	—	—	—	—	10,704	10,704
Other share issuances	—	100	—	—	—	—	—	—	—
Capital contribution from Parent	—	—	—	—	—	1,924	—	—	1,924
Issuance of common stock from restricted stock awards	—	831,185	1	—	—	(1)	—	—	—
Impact of net settlements	—	16,781	—	(16,781)	(689)	—	—	—	(689)
Stock-based compensation	—	—	—	—	—	19,132	—	—	19,132
Balance, December 31, 2025	$—	72,308,235	$72	(16,781)	$(689)	$1,647,840	$(1,084,243)	$31,639	$594,619

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows (in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(1,008,306)	$(116,863)	$(57,777)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,379	1,614	895
Amortization	102,647	48,610	42,203
Allowance for credit losses	823	996	(893)
Operating lease expense	4,852	2,165	2,732
Stock-based compensation	19,132	2,395	1,198
Fair value adjustment to debt	1,323	2,120	—
Other	(688)	(90)	—
Deferred tax provision	(41,129)	(16,306)	(13,500)
Impairment of long-lived assets	—	2,019	577
Impairment of goodwill	931,500	66,235	139,645
Loss on disposal of intangible assets	—	(135)	—
Gain on disposal of property, plant and equipment	373	28	2
Gain on subsequent remeasurement of lease	866	—	—
Contingent consideration settlement	—	(1,020)	—
Remeasurement of contingent consideration	925	(22,436)	(123,944)
Net foreign exchange (gain)/loss	8,162	(5,235)	1,059
Changes in operating assets and liabilities (net of the impact of acquisitions):
Accounts receivable	(3,700)	(2,817)	7,533
Prepaid expenses and other current and non-current assets	(5,747)	(6,576)	2,296
Related party receivables	(1,175)	336	(2,248)
Accounts payable	10,240	(2,648)	(3,334)
Income taxes payable	3,798	7,949	3,122
Accrued expenses and other current liabilities	(7,469)	4,760	(1,215)
Accrued compensation expenses	503	2,100	—
Operating lease assets and liabilities with right of use	(8,735)	(3,183)	(2,709)
Contract liabilities	4,472	1,529	(8,366)
Other liabilities	950	(1,400)	219
Related party payables	341	(29,001)	—
Net cash provided by (used in) operating activities	16,337	(64,854)	(12,505)
Investing activities:
Purchases of property and equipment, and other capitalized assets	(387)	(420)	(2,589)
Purchases of intangible assets	(16,637)	(6,339)	(6,771)
Purchase of investments	(291)	(289)	—
Sale of investments	76,795	—	—
Acquisition of businesses, net of acquired cash	(1,350)	(72,315)	(47,830)
Net cash provided by (used in) investing activities	58,130	(79,363)	(57,190)
Financing activities:
Cash pool arrangements with Parent	—	23,950	43,749
Contingent consideration settlement	—	(3,980)	—
Proceeds from related party long term debt	135,000	—	—
Repayment of related party long term debt	(28,286)	—	—
Repayment of loans	—	(213)	—
Capital contribution from Parent	—	351,574	—
Net transfers from Parent	—	38,302	29,679
Repayment of convertible notes	(417,033)	—	—
Shares repurchased for tax withholdings on vesting of restricted stock awards	(689)	—	—
Net cash provided by (used in) financing activities	(311,008)	409,633	73,428
Effect of exchange rate changes on cash and cash equivalents	1,184	(222)	(86)
Net (decrease) increase in cash and cash equivalents	(235,357)	265,194	3,647
Cash and cash equivalents at beginning of year	275,983	10,789	7,142
Cash and cash equivalents at end of year	$40,626	$275,983	$10,789
Supplemental disclosure of cash flow information:
Cash paid for taxes by Parent	$—	$1,633	$3,039
Cash paid for interest on related party loans	8,847	19,008	25,194
Schedule of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$—	$226	$1,295
Remeasurement of right-of-use asset	(8,801)	—	—
Capital contribution from Parent	1,924	—	—
Intangible asset purchases included in accrued expenses and other current liabilities	—	191	78
Debt capitalization through net parent investment	—	250,000	—
Loans capitalized through net parent investment	—	59,689	—
Capitalization of short-term debt	—	474,943	—
Common stock issued in connection with the acquisition of business	—	592,707	—
Replacement awards issued in connection with acquisition of business	—	9,772	—

See accompanying Notes to Consolidated Financial Statements

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024, and 2023

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Business overview and basis of presentation

Nature of business

TechTarget, Inc. (“Informa TechTarget” or the “Company”, formerly known as Toro CombineCo, Inc. (“CombineCo”) together with its subsidiaries, is a leading business-to-business (“B2B”) growth accelerator, informing and influencing technology buyers and sellers globally. Informa TechTarget has offices in 11 countries as of December 31, 2025.

Liquidity and Capital Resources

During the year ended December 31, 2025, the Company incurred losses of $1,008.3 million driven mainly by non-cash charges for impairment of goodwill. Additionally, the Company generated cash from operations of $16.3 million. During the year ended December 31, 2024, the Company incurred losses of $116.9 million driven mainly by non-cash charges for impairment of goodwill and long-lived assets (offset in part by the remeasurement of contingent consideration) and certain non-recurring cash costs related to the Transactions described below. Additionally, the Company utilized cash in operations of $64.9 million. The Company completed its Transactions (defined below) on December 2, 2024.

The Company has a $250 million revolving line of credit (the “Credit Facility”) with Informa PLC (“Informa” or “Parent”), of which $143.3 million availability remains as of December 31, 2025. The Company’s ability to comply with its covenants will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, See Note 9 Convertible Notes and Credit Facility for further information regarding the Credit Facility.

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

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the historical results of operations, comprehensive income and losses, and cash flows for the years ended December 31, 2025, 2024, and 2023 and the financial position as of December 31, 2025 and 2024. All intercompany balances and transactions within Informa TechTarget have been eliminated in the consolidated financial statements.

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
•
Net Parent Investment, which includes retained earnings, represents the Parent’s historical investment in the Accounting Predecessor, the accumulated net earnings (losses) after taxes and the net effect of settled transactions with and allocations from the Parent. All significant transactions between the Accounting Predecessor and the Parent have been included in the accompanying consolidated financial statements for all years presented. Transactions with the Parent are reflected in the consolidated statements of changes in equity as Net transfers (to) from Parent and in the accompanying consolidated balance sheets as Net Parent investment. All transactions reflected in Net Parent investment by the Accounting Predecessor have been considered as financing activities for purposes of the consolidated statements of cash flows. On the Acquisition Date, Net Parent Investment was converted to Common Stock and Additional Paid-in Capital.
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

The Accounting Predecessor's consolidated financial statements prior to the Transaction may not be indicative of Informa TechTarget’s financial performance and do not necessarily reflect what its results of operations and cash flows would have been had Informa TechTarget operated as an independent entity during all the periods presented. The amount of actual costs that may have been incurred if Informa TechTarget were a standalone company would depend on a number of factors, including its chosen organizational structure, which functions were performed by its employees or outsourced and strategic decisions made in areas such as information technology and infrastructure.

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

Foreign currency translation

The consolidated financial statements are presented in U.S. dollars. The functional currency of Informa TechTarget’s subsidiaries is the currency of the primary economic environment in which they operate. Foreign currency transactions that are other than the functional currency are recorded at the exchange rate prevailing at the date of the transaction. Foreign currency monetary assets and liabilities are translated at the rates of exchange as of the balance sheet date and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the period. Non-monetary items that are measured at historical cost in a foreign currency are translated using the exchange rate in force at the date of the initial transaction. Any realized and unrealized gains and losses from transactions denominated in currencies other than the functional currency are recorded in other income (expense) on a net basis in the consolidated statements of income (loss) and comprehensive income (loss). Gains and losses from transactions denominated in currencies other than the functional currency amounted to a net loss of $8.2 million, a net gain of $5.2 million and a net loss of $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Short-term investments

Short-term investments are held for working capital purposes and as of December 31, 2024, were invested primarily in pooled bond funds. As of December 31, 2025, the Company is no longer invested in any pooled bond funds and the Company does not enter into investments for trading or speculative purposes. The Company's short-term investments are classified as available-for-sale. These investments are recorded at fair value with the related unrealized gains and losses included in other comprehensive income (loss).

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

Goodwill at acquisition date is measured as the excess of consideration transferred and the fair value of any non-controlling interests in the acquiree over the net fair values of the assets acquired and liabilities assumed. To the extent required in connection with an acquisition, goodwill is allocated to the appropriate reporting units using the with-and-without approach of the synergy impact to the fair value of its reporting units. During the measurement period, which may be up to one year from the acquisition date, Informa TechTarget will record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Measurement period adjustments are recorded in the period the adjustments are determined. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded in the consolidated statements of income (loss) and comprehensive income (loss).

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

Impairment of goodwill and long-lived assets

Informa TechTarget evaluates its long-lived assets, including property, equipment, and intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Goodwill is tested for impairment at least annually as of December 31 or when events and circumstances indicate an impairment may have occurred.

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

If the qualitative impairment assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, Informa TechTarget performs the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. During all of 2025 and the fourth quarter of 2024, Informa TechTarget identified a sustained decline in its share price which, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it determined to be a triggering event for the purposes of testing goodwill impairment. Informa TechTarget estimates the fair value of its reporting units primarily using an income approach. In assessing fair value, estimated future cash flows are discounted to their present value using a weighted average cost of capital discount rate.

If the estimated fair value of a reporting unit is less than the carrying value, Informa TechTarget will record an impairment of goodwill. The goodwill impairment loss is the difference between the reporting unit's fair value and carrying amount, not to exceed the carrying amount of the goodwill. Determination of fair value is based on significant assumptions and estimates, including projected cash flows, including forecasted revenue growth rates and EBITDA margin, discount rates, net working capital rates, long-term growth rates, tax rates, and capital expenditure rates. Upon completion of the quantitative assessments, the Company determined that the goodwill of the reporting units were impaired and recorded a $931.5 million and $66.2 million impairment as of December 31, 2025 and 2024, respectfully.

Informa TechTarget also considers whether there is an expectation that a long-lived asset will be sold or disposed of before the end of its originally estimated useful life. Recoverability of assets held and used is measured by comparing the asset group’s carrying amount and the estimated undiscounted future net cash flows expected to be generated by the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss will be recorded based on the amount by which the carrying value exceeds the fair value. The Company recognized $0.0 million and $2.0 million of impairment to operating lease right-of-use assets in the years ended December 31, 2025 and 2024, respectively. See Note 7. Leases for further information.

See Note 6. Goodwill and intangible assets for further information on the impairment charges recognized for the years ended December 31, 2025 and 2024.

Restructuring costs

Informa TechTarget records restructuring costs when a present obligation has been incurred and the amount is reasonably estimable. Restructuring costs primarily consist of employee severance and related termination benefits.

Employee severance costs are recognized and measured based on the nature of the termination arrangement and the applicable accounting guidance.

One‑time termination benefits provided to employees under a restructuring plan that is not part of an ongoing benefit arrangement are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. A liability for such benefits is recognized when management commits to a plan of termination, the plan identifies the affected employees and benefits to be provided, the plan is communicated to employees, and it is unlikely that the plan will be withdrawn. If employees are required to render future service to receive the benefits, the liability is recognized ratably over the required service period; otherwise, the liability is recognized when the plan is communicated.

Termination benefits provided under ongoing benefit arrangements, including contractual, legal, or jurisdictional severance obligations, and voluntary separation programs that meet the definition of special termination benefits, are accounted for in accordance with ASC 712, Compensation—Nonretirement Postemployment Benefits. Liabilities for these benefits are recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated. When employees are required to provide future service, the cost is recognized over the remaining service period.

Arrangements that include both one‑time termination benefits and ongoing severance benefits are evaluated to determine the appropriate allocation between ASC 420 and ASC 712 based on the nature of each component.

Severance liabilities are measured at fair value or at the stated contractual amount, as applicable, based on the underlying arrangement. Amounts expected to be paid within one year are generally measured on an undiscounted basis, while amounts payable over longer periods are discounted if material. Estimates are reassessed at each reporting date, with changes recognized in earnings in the period of adjustment.

Modifications to share-based payment awards, including accelerated vesting provided in connection with restructuring activities, are accounted for in accordance with ASC 718, Compensation—Stock Compensation. Any incremental compensation cost resulting from such modifications is measured as of the modification date and recognized over the remaining requisite service period.

Restructuring‑related costs are included in operating expenses and presented as restructuring charges when material. Changes in estimates of restructuring liabilities are recorded in the same income statement line item as the original charge. Informa TechTarget evaluates the presentation and disclosure of restructuring costs consistent with SAB Topic 5.P.4, including considerations related to the nature, materiality, and non‑recurring aspects of such charges.

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

Remaining performance obligations

Informa TechTarget elected an optional exemption to not disclose information about the amount of the transaction price allocated to remaining performance obligations for contracts that have an original expected duration of one year or less because as of December 31, 2025, Informa TechTarget expects to recognize 100% of remaining performance obligations as revenue over the next twelve months.

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

Advertising costs are expensed as incurred and were $0.1 million, $0.3 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

General and administrative

General and administrative expenses consist primarily of salaries and related personnel costs, facility expenses and related overheads, accounting, legal and other professional fees, allowance for credit losses, and stock-based compensation expenses.

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

Accounts receivable and allowance for credit losses

Accounts receivable are recognized at the amount Informa TechTarget expects to collect, net of allowance for credit losses. The allowance for credit losses is Informa TechTarget’s best estimate of the amount of probable credit losses in its existing accounts receivable. The allowance for credit losses is reviewed on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are written-off against the allowance once all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for credit losses are recorded in general and administrative expense.

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

Below is a summary of the changes in Informa TechTarget’s allowance for credit losses for the years ended December 31, 2025, 2024 and 2023:

	Balance at Beginning of Year	Addition to (Release of) Provision	Write-off	Balance at End of Year
Year ended December 31, 2025	$907	$823	$(562)	$1,168
Year ended December 31, 2024	$1,540	$996	$(1,629)	$907
Year ended December 31, 2023	$2,782	$(748)	$(494)	$1,540

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

During the years ended December 31, 2025, 2024 and 2023, no individual customer accounted for 10% or more of total revenues and no customer represented 10% or more of total accounts receivable.

Segment reporting

Informa TechTarget has determined it operates as a single operating and reportable segment. Informa TechTarget’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who reviews key financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance.

Income taxes

Informa TechTarget is the result of the combination of two businesses, Former TechTarget and the Informa Tech Digital Business. Prior to the Informa Tech Digital Businesses Separation, Informa Tech Digital Business was included in the consolidated U.S. federal, state and foreign income tax returns of Informa. Informa TechTarget's provision for income taxes for the periods 2023 and through December 2, 2024 was prepared using the separate return method for the Informa Tech Digital Business. On a separate return basis, actual transactions included in the consolidated financial statements of Informa may not be included in these consolidated financial statements. Similarly, the tax treatment of certain items reflected in the consolidated financial statements of Informa TechTarget may not be reflected in the consolidated financial statements and tax returns of Informa. Therefore, items such as tax loss carryforwards, tax credit carryforwards, and valuation allowances may exist in the separate Informa TechTarget consolidated financial statements that may or may not exist in Informa’s consolidated financial statements. Following the Informa Tech Digital Separation, Informa TechTarget will file tax returns on a consolidated basis with Former TechTarget and the provision for income taxes will be is prepared on a stand-alone basis including the results of Former TechTarget. As a result, the deferred income taxes and effective tax rate in 2024 may differ from those in the historical periods prior to December 2, 2024.

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

Informa TechTarget’s deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (more than 50 percent probable) that some portion or all of the deferred tax assets will not be realized. Informa TechTarget evaluates the realizability of deferred tax assets for each of the jurisdictions in which it operates by assessing all available evidence. This includes historical operating results, known or planned operating developments, tax law carryback capability in the particular country, and prudent and feasible tax planning strategies. Having evaluated these factors, if Informa TechTarget considers that deferred tax assets are expected to be realized within the tax carryforward period allowed for that specific country, it concludes that no valuation allowance is required. To the extent that the deferred tax assets exceed the amount expected to be realized within the tax carryforward period for a particular jurisdiction, Informa TechTarget establishes a valuation allowance.

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

Stock-based compensation

The Company has stock-based employee compensation plans which are more fully described in Note 11. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the consolidated statements of income (loss) and comprehensive income (loss) using the straight-line method over the vesting period of the award. The Company values restricted stock units at fair value on the date they are granted ("grant date").

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive income (loss) includes changes in foreign currency translation adjustments and unrealized gains and losses on short-term investments.

There were no reclassifications out of accumulated other comprehensive income in the periods ended December 31, 2025, 2024, or 2023.

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

The calculations of basic and diluted net income (loss) per share for the fiscal years ended December 31, 2025, 2024, and 2023 are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Net loss	$(1,008,306)	$(116,863)	$(57,777)

Weighted average shares outstanding (basic and diluted)	71,726,763	44,054,830	41,651,366

Loss per share
Basic:	$(14.06)	$(2.65)	$(1.39)
Diluted:	$(14.06)	$(2.65)	$(1.39)

Prior to the Transaction, Informa TechTarget did not have any shares of common stock outstanding. Accordingly, net loss per share for the year ended December 31, 2023 has been calculated using the number of shares of Informa TechTarget’s common stock issued to Informa on the date of the Transaction. When determining net loss per share for the years ended December 31, 2024 and 2023, the calculation of weighted average shares outstanding assumes that those shares of Informa TechTarget’s common stock were issued to Informa at the beginning of the relevant period.

In calculating diluted net loss per share, 1.2 million and 1.5 million shares related to unvested restricted stock units were excluded for the years ended December 31, 2025 and 2024, respectively because the impact of including these restricted stock units would be anti-dilutive. Additionally, in calculating diluted net loss, per share, the weighted average shares outstanding does not include 0.2 million and 3.2 million potential shares related to the assumed conversion of our convertible notes for the years ended December 31, 2025 and 2024, respectively, as including those potential shares would also be anti-dilutive. There were no restricted stock units or convertible notes outstanding for the year ended December 31, 2023.

Recently adopted accounting pronouncements

•
ASU 2023-09 — Income Taxes (Topic 740) — Improvements to Income Tax Disclosures: In December 2023, the Financial Accounting Standards Board ("FASB") issued the Accounting Standard Update ASU 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures: The ASU requires public entities to disclose specific categories in the effective tax reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. The ASU also requires all entities to disclose income taxes paid disaggregated by federal, state, and foreign taxes and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. The new standard is effective for fiscal years beginning after December 15, 2024. Informa TechTarget adopted this ASU for its fiscal year ended December 31, 2025 prospectively. Refer to Note 12. Income Taxes, for the revised disclosures consistent with the new standard.

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
•
ASU 2025-06 — Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Removes outdated references to sequential software development stages and modernizes guidance to align with current agile, waterfall, and hybrid development methodologies. ASU 2025-06 was issued on September 18, 2025, and is effective for annual periods beginning after December, 15 2027. Early adoption is permitted. The standard should be applied using a prospective, retrospective, or a modified transition approach. Informa TechTarget is currently evaluating the impact this ASU will have on its consolidated financial statements.

3. Revenues

Disaggregation of revenue

Revenues by category:

	For the Years Ended December 31,
	2025	2024	2023
Marketing, advertising services, and sponsorship	$355,817	$173,912	$153,499
Intelligence subscription services	76,993	75,083	66,689
Advisory services	52,392	34,644	30,710
Exhibitor and attendee	1,589	1,258	1,203
Total revenues	$486,791	$284,897	$252,101

Contract liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to Informa TechTarget’s contracts with customers. Contract liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Such amounts are recognized as revenue over the contractual period, generally one year or less. For the years ended December 31, 2025, 2024 and 2023, Informa TechTarget recognized revenue of $42.9 million, $27.2 million and $28.2 million, respectively, that was included in the corresponding contract liability balance at the beginning of the years presented.

Revenue by geographic area

The following table depicts the disaggregation of revenues according to the geographical regions in which customers are located.

	For the Years Ended December 31,
	2025	2024	2023
North America(1)	$360,333	$200,849	$174,207
United Kingdom	45,735	16,606	15,394
Rest of World	80,723	67,442	62,500
Total revenues	$486,791	$284,897	$252,101
(1)
Of the North America revenue for the years ended December 31, 2025, 2024 and 2023, $353.7 million, $193.3 million, and $169.0 million, respectively, were attributable to the United States.

Long-lived assets by geographic area

Long-lived assets, excluding intangible assets and goodwill, by geographic area are detailed below:

	As of December 31,
	2025	2024
United States	$1,943	$14,304
United Kingdom	722	2,184
Japan	962	1,454
China	977	1,301
Rest of World	873	1,285
Total	$5,477	$20,528

No individual country outside of the United States, the United Kingdom, Japan, and China accounted for 10% or more of Informa TechTarget’s long-lived assets as of December 31, 2025. No individual country outside of the United States and the United Kingdom accounted for 10% or more of Informa TechTarget’s long-lived assets as of December 31, 2024.

4. Fair Value Measurements

Fair value of assets and liabilities

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities payable within one year are carried at cost, which approximates fair value due to their short-term nature. The only financial instruments measured at fair value are short-term investments, the Notes (as defined below), and contingent consideration relating to the NetLine, Industry Dive, Canalys, Tech Research Pty Ltd and Tech Research Asia acquisitions. See Note 5. Acquisitions. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•
Level 1. Quoted prices in active markets for identical assets and liabilities;
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

As of December 31, 2025, there were no material financial instruments that are measured at fair value.

The following table presents Informa TechTarget's financial instruments that are measured at fair value as of December 31, 2024:

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

The convertible senior notes due December 15, 2025 (the “2025 Notes”) and the convertible senior notes due December 15, 2026 (the “2026 Notes” and, together with the 2025 Notes, the “Notes”) were governed by indentures originally between Former TechTarget, as issuer, and U.S. Bank, National Association, as trustee (together, the “Indentures”). Informa TechTarget assumed all of Former TechTarget's rights and obligations under the Indentures in connection with the Merger. The Notes were unsecured and rank senior in right of payment to Informa TechTarget’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to Informa TechTarget’s unsecured indebtedness that is not so subordinated.

The fair value of the contingent consideration for the Industry Dive acquisition was calculated using a Monte Carlo simulation approach. In determining the fair value, the contingent consideration for the Industry Dive acquisition was valued using a cost of debt rate of 5.4% and an average revenue discount rate of 7.3% as of December 31, 2023. Contingent consideration related to the acquisition of Canalys was settled in the second quarter of 2024 for $5.0 million by the Parent. Prior to the close of the Transactions, the Informa Tech Digital Businesses and the selling shareholders of Industry Dive negotiated a settlement of the Industry Dive contingent consideration for $23.7 million. As such, the contingent consideration was remeasured to the settlement value. The contingent consideration related to the Industry Dive acquisition was assumed by the Parent on the close of the Transaction.

Contingent consideration amounts for 2024 and 2023 are based on revenue growth for Industry Dive and revenue and cost performance for Canalys (Level 3 fair value measurements) and have been estimated on an acquisition-by-acquisition basis using available forecasts (a significant unobservable input). The inputs into the determination of fair value require significant management judgement. Contingent consideration amounts for 2025 are related to the Tech Research Pty Ltd and Tech Research Asia acquisitions in the third quarter of 2025. The Company recorded $0.5 million of contingent consideration at the time of the acquisition. During the fourth quarter of 2025, the company remeasured the fair value of the contingent consideration and recorded an increase to the liability of $0.9 million.

Below is a summary of the changes in contingent consideration balances for the years ended December 31, 2025, 2024 and 2023:

	As of December 31,
	2025	2024	2023
Balance at beginning of the year	$—	$51,136	$171,100
Acquisitions	525	—	3,980
Remeasurements	925	(22,436)	(123,944)
Settlements	—	(5,000)	—
Transfer of Industry Dive liability to Parent	—	(23,700)	—
Balance at end of the year	$1,450	$—	$51,136

In the year ended December 31, 2023, Informa TechTarget made reductions to the revenue growth and adjusted EBITDA forecasts of Industry Dive, which resulted in a lower fair value of the contingent consideration. In the year ended December 31, 2024, the remeasurement gain primarily related to the renegotiation of the Industry Dive contingent consideration described above. See Note 5. Business Combination for further detail on the Industry Dive contingent consideration arrangements and Note 6. Goodwill and intangible assets for detail on the Industry Dive and Canalys reporting unit impairment.

5. Business Combinations

2025 Acquisition

In August 2025, the Company acquired certain assets and liabilities of Tech Research Pty Ltd and Tech Research Asia (collectively “TRA”) for a purchase price of $1.9 million, comprising $1.4 million of cash and additional contingent consideration with an estimated acquisition date fair value of $0.5 million, and has included the financial results of TRA in its consolidated financial statements from August 1, 2025, the date of acquisition. The transaction was not material to the Company and the transaction costs associated with the acquisition were not material. The Company accounted for the transaction as a business combination under ASC 805 - Business Combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $1.0 million of goodwill, and $0.9 million of net assets including intangible assets of $0.9 million. The goodwill is not deductible for tax purposes. The pro forma impact of the acquisition was not material to the Company's historical consolidated operating results and is therefore not presented.

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

Informa TechTarget recognized severance costs related to employee-related termination benefits as a result of the consolidation of certain roles within Informa TechTarget of $2.5 million for the year ended December 31, 2024, classified as acquisition and integration costs within the accompanying consolidated statements of income (loss) and comprehensive income (loss). Severance costs that have not been paid out as of December 31, 2024 of $0.5 million have been classified as accrued expenses and other current liabilities within the accompanying consolidated balance sheet.

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

Year Ended December 31, 2023
Revenue	$259,194
Net loss	$(56,642)

6. Goodwill and intangible assets

The following table represents a roll forward of goodwill balances:

	As of December 31,
	2025	2024
Balance as of beginning of year	$973,398	$475,814
Additions	1,030	564,657
Disposals	—	—
Impairment	(931,500)	(66,235)
Effect of exchange rate changes	2,622	(838)
Balance as of end of year	$45,550	$973,398

As of December 31, 2025, the gross carrying amount and accumulated impairment losses of goodwill were $1.18 billion and $1.14 billion, respectively. As of December 31, 2025, the net carrying amount of goodwill was $45.6 million.

Goodwill impairment test

Informa TechTarget tests whether goodwill is impaired at least annually, during the fourth quarter, or when events and circumstances indicate an impairment may have occurred. In conjunction with its annual impairment analysis performed on December 31, 2025 and 2024, the Company identified a sustained decline in share price which, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment trigger for all reporting units in each quarter of 2025. Accordingly, Informa TechTarget, as part of its annual test of goodwill impairment at December 31, 2025 and 2024, and for the first, second, and third quarters of 2025, performed a quantitative goodwill impairment assessment on its reporting units using the following key assumptions in the fair value calculations:

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
•
Tax rate: For the 2025 and 2024 reporting periods, the tax rate is based on external reports of the weighted-average corporate tax rates for the main geographic markets in which each reporting unit operates.
•
Net working capital rate: The net working capital rate is based on the market participant level of cash free net working capital, and a comparison of guideline public companies.
•
Capital expenditures rate: For the 2025 and 2024 reporting periods, the capital expenditures rate is based on the Company’s historical depreciation expense.

These estimates can be affected by several factors, including general economic, industry, and regulatory conditions; the risk-free interest rate environment; and Informa TechTarget's ability to achieve its forecasted operating results.

During the three months ended December 31, 2025, Informa TechTarget recognized impairment charges related to its Canalys, NetLine and Bluefin reporting units of $0.7 million, $7.1 million and $2.1 million, respectively. During the twelve months ended December 31, 2025, Informa TechTarget recognized impairment charges related to its Canalys, Industry Dive, NetLine, Bluefin and legacy TechTarget reporting units of $42.7 million, $243.4 million, $34.7 million, $174.1 million and $436.7 million, respectively. After the impairments, the Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy

TechTarget reporting units had remaining goodwill of $9.4 million, $25.7 million, $6.8 million, $3.7 million and $0.0 million, respectively.

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

Fair value assessments of a reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs used in their estimate. For the three months ended December 31, 2025, the discount rate used in the impairment test for the reporting units ranged from 17.0% to 19.0%. For the three months ended September 30, 2025, the discount rate used in the impairment test for the reporting units ranged from 17.0% to 18.0%. For the three months ended June 30, 2025, the discount rate used in the impairment test for the reporting units ranged from 14.0% to 15.0%. For the three months ended March 31, 2025, the discount rate used in the impairment test for the reporting units ranged from 10.0% to 12.0%. For both the three and twelve months ended December 31, 2025, the long-term growth rate used in the impairment tests was 3.0%.

During the fourth quarter of 2024, as a result of the lower realized pricing attributable to shifts in the coverage mix for certain products, discontinuation of certain products as a result of the impact of recent legislation, and revised expectations of future selling, advertising, and promotion costs required to mitigate further revenue erosion, the Company’s assessment of future business performance indicated that the Industry Dive reporting unit’s future financial results were below the assumptions used in the last quantitative fair value test as of December 31, 2023. At December 31, 2024, Informa TechTarget recognized a $66.2 million impairment charge related to its Industry Dive reporting unit, which after the impairment had remaining goodwill of $269.1 million. For the Company’s remaining reporting units, no goodwill impairment was identified as the fair value of each reporting unit was greater than its carrying value at December 31, 2024.

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

Intangible assets

The following tables set forth the information for intangible assets subject to amortization (in thousands):

		As of December 31, 2025
	Weighted average remaining useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships database	14.17	$610,709	$(145,588)	$465,121
Brands and trademarks	13.67	174,479	(35,148)	139,331
Intellectual property	5.95	159,989	(64,342)	95,647
Developed technology	1.67	527	(309)	218
Internal-use software	3.24	37,197	(11,989)	25,208
Total intangible assets		$982,901	$(257,376)	$725,525

		As of December 31, 2024
	Weighted average remaining useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships database	15.10	$608,758	$(86,121)	$522,637
Brands and trademarks	14.66	174,423	(24,493)	149,930
Intellectual property	6.79	158,868	(37,240)	121,628
Developed technology	0.72	1,226	(1,006)	220
Internal-use software	3.97	21,920	(7,603)	14,317
Total intangible assets		$965,195	$(156,463)	$808,732

Amortization expense for intangible assets during the years ended December 31, 2025, 2024 and 2023 was $102.6 million, $48.6 million and $42.2 million, respectively. Informa TechTarget capitalized internal-use software of $16.6 million, $6.5 million and $6.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Future expected amortization expense as of December 31, 2025 is as follows:

Years Ended December 31,	Amortization Expense
2026	$101,172
2027	92,870
2028	82,933
2029	76,926
2030	67,746
Thereafter	303,878
$725,525

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

Operating lease expense is recognized on a straight-line basis over the lease term. During the years ended December 31, 2025, 2024 and 2023, operating lease costs were $4.9 million, $2.2 million and $2.7 million, respectively. Expenses associated with short-term leases were $9.9 million, $4.0 million and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. There were no material expenses associated with variable leases for the years ended December 31, 2025, 2024 and 2023. In October 2025, Informa TechTarget amended its global headquarters lease in Newton, Massachusetts. As a result of the lease modification, non-current operating lease liabilities related to the Newton lease as of December 31, 2025 and 2024 were $1.1 million and $13.8 million, respectively.

The amounts relating to operating leases included in the consolidated balance sheets are as follows:

	As of December 31,
	2025	2024
Operating lease right-of-use assets	$3,178	$15,907
Current operating lease liabilities	$3,112	$5,186
Non-current operating lease liabilities	1,426	15,107
Total operating lease liabilities	$4,538	$20,293

The weighted average remaining lease term and weighted average discount rate for operating leases are:

	As of December 31,
	2025	2024
Weighted-average years remaining lease term — operating leases	1.4	2.9
Weighted-average discount rate — operating leases	5.7%	6.6%

Remaining maturities of lease liabilities as of December 31, 2025 are as follows:

Minimum Lease
Years Ended December 31,	Payments
2026	$3,568
2027	1,300
2028	403
Thereafter	—
Total future minimum lease payments	5,271
Less imputed interest	733
Total operating lease liabilities	$4,538

The above table presents future lease payments for our Corporate Headquarters in Newton, MA prior to the modification of the lease in Q4 of fiscal 2025 referred to above. In Q4 of fiscal 2025, we modified our lease to reduce the space from approximately 68,000 square feet to approximately 34,000 square feet, and extended the lease term by ten years, with the new term expiring ten years from the relocation date, which is expected to occur on or before May 1, 2026. The Company will remeasure the lease liability upon the relocation date. Future rental payments under the modified lease, excluded from the table above are expected to be $0.8 million in fiscal 2026; $1.2 million in each of fiscal 2027, fiscal 2028, and fiscal 2029; $1.3 million in fiscal 2030; and $7.4 million thereafter. Additionally, the Company will pay a modification fee of $5.5 million, of which $2.8 million was paid in the year ended December 31, 2025, and $2.8 million will be paid in the year ended December 31, 2026.

Operating lease right-of-use assets impairment review

Informa TechTarget recognized $2.0 million of impairment to operating lease right-of-use assets, including related leasehold improvement and equipment assets, in the year ended December 31, 2024, due to Informa TechTarget vacating certain leased properties. Lease right-of-use asset impairments are recorded in impairment of long-lived assets in the consolidated statements of income (loss) and comprehensive income (loss).

8. Property and equipment

Property and equipment consisted of the following:

	As of December 31,
	2025	2024
Leasehold land and buildings	$5,070	$4,887
Equipment, fixtures and fittings	2,726	2,817
	7,796	7,704
Less: accumulated depreciation	(5,497)	(3,083)
	$2,299	$4,621

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $2.4 million, $1.6 million and $0.9 million, respectively.

9. Convertible Notes and Credit Facility

Convertible Notes

Upon the Merger, the Company assumed Former TechTarget's convertible notes, which were comprised of $3.0 million principal amount of outstanding 2025 Notes and $414.0 million principal amount of outstanding 2026 Notes.

As a result of the Merger, the Notes became puttable by the holders thereof. On December 20, 2024, as a result of the Merger, Informa TechTarget announced a tender offer relating to its Notes. Informa TechTarget settled its Notes, in cash, in January 2025. Since the Notes became subject to redemption as a result of the Merger, Informa TechTarget had classified the 2026 Notes and the 2025 Notes as current debt on its consolidated balance sheet as of December 31, 2024.

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

Informa Revolving Credit Facility

Informa TechTarget has a $250.0 million unsecured five-year revolving credit facility (the “Credit Facility”) with Informa Group Holdings Limited, an affiliate of Informa. Amounts may be drawn under the Credit Facility through the earlier of December 2, 2029, or the termination of the commitments thereunder, if applicable. Up-front lender fees and debt issuance costs were capitalized and included in prepaid expenses and other current assets and are amortized on a straight-line basis over the availability period.

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

Borrowings under the Credit Facility are unsecured. The Credit Facility is guaranteed by Informa TechTarget’s existing and future material wholly owned domestic subsidiaries, including Former TechTarget, subject to customary exceptions. The Credit Facility contains customary representations, warranties, events of default, and affirmative and negative covenants, including the requirement to maintain a Consolidated Total Net Leverage Ratio of 3.00 to 1.00 or less (subject to certain adjustments) and a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00.

As of December 31, 2025, Informa TechTarget had $106.7 million drawn under the Credit Facility. Informa TechTarget has drawn $135.0 million and paid down $28.3 million in revolving loans under the Credit Facility during the year ended December 31, 2025. There was no amount of revolving loans under the Credit Facility as of December 31, 2024.

10. Restructuring Costs

During the year ended December 31, 2025, the Company implemented a restructuring and workforce reduction program (the “Restructuring Plan”) designed to improve operational efficiency and reduce costs. The program included both voluntary and involuntary employee terminations, as well as modifications to equity awards for certain affected employees. The accounting treatment of severance benefits and related expenses was determined based on the nature of the termination arrangement and the applicable accounting guidance.

The following table represents a roll forward of restructuring liabilities:

	Compensation and Benefits	Restricted Stock Units
Balance at beginning of the year	$—	$—
Expenses	10,026	4,629
Payments/Settlements	(7,107)	(4,629)
Balance as of December 31, 2025	$2,919	$—

The Company recognized restructuring charges of $14.7 million during the year ended December 31, 2025, of which $4.6 million related to acceleration of vesting and modification of restricted stock units (“RSUs”), and $10.0 million related to other compensation and benefits. These charges are presented as “Restructuring costs” in the consolidated statements of income (loss) and comprehensive income (loss) for the year ended December 31, 2025. Of the $10.0 million in other compensation and benefits, approximately $7.1 million was paid to employees during the year ended December 31, 2025 and $2.9 million remained accrued as of December 31, 2025.

As part of the severance arrangements, certain employees received accelerated vesting of RSUs. Additionally, certain RSUs were deemed to have been modified. The Company measured the incremental fair value of the modified awards on the modification date using appropriate valuation techniques. The Company recognized $4.6 million in net incremental compensation expense related to these accelerations and modifications during the year ended December 31, 2025.

In total, the Company is expected to incur approximately $11.0 million in other compensation and benefits and approximately $4.6 million related to acceleration of vesting and modification of RSUs related to the Restructuring Plan. The Restructuring Plan is expected to be completed in the year ending December 31, 2026.

The Restructuring Plan is expected to result in a reduction in ongoing operating costs beginning in 2026.

While the Company expects the Restructuring Plan to improve operating efficiency and reduce ongoing costs, actual future savings may differ from current estimates due to changes in business conditions, workforce requirements, or other factors.

11. Stock-based compensation

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

No new awards may be granted under the 2017 Plan; however, 553,158 shares of common stock are available for issuance in connection with the vesting of restricted stock units previously awarded under the 2017 Plan. In September 2024, Former TechTarget’s board of directors, as well as the Company’s then current board of directors, approved the 2024 Incentive Plan (the “2024 Plan”), which was approved by the stockholders of Former TechTarget in conjunction with their approval of the Merger agreement and became effective on the Acquisition Date. On December 2, 2024, 6,366,171 shares of Informa TechTarget’s common stock were reserved for issuance under the 2024 Plan and, generally, shares that are forfeited or canceled from awards under the 2024 Plan also will be available for future awards. Under the 2024 Plan, Informa TechTarget may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants vest in equal annual tranches over a three-year period. Shares of stock underlying awards of restricted stock units are not issued until the units vest. The 2024 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards, such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 664,735 shares of common stock are available for issuance in connection with the vesting of restricted stock unit awards under the 2024 Plan. A further 5,650,753 shares of common stock remain available for issuance for future awards under the 2024 Plan as of December 31, 2025.

2024 Employee Stock Purchase Plan (“ESPP”)

In September 2024, Former TechTarget’s board of directors adopted the TechTarget, Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective December 2, 2024 at which time, 1,400,000 shares of Informa TechTarget’s common stock were reserved for issuance under the ESPP. There was no activity in ESPP during 2024 or 2025.

Informa incentive plans

Certain employees of Informa TechTarget were and continue to be eligible to participate in the following plans issued by Informa: the Long-Term Incentive Plan (“LTIP”), ShareMatch, and the US Employee Share Purchase Plan (“Informa ESPP”) (collectively, the “Parent Plans”). All such grants of share awards are made under the Parent Plans. As Informa TechTarget participates in but is not the sponsoring entity of these Parent Plans, no shares for these Parent Plans have been allocated to Informa TechTarget. Any expense resulting from participation in the Plans is included in the consolidated statements of income (loss) and comprehensive income (loss).

Accounting for stock-based compensation prior to the Merger

Prior to the Merger, Informa TechTarget had no stock-based compensation plans; however, certain of its employees are eligible to participate in the Parent Plans. Prior to the Merger, grants of share awards are made under the Parent Plans. As Informa TechTarget participates in but is not the sponsoring entity of these Parent Plans, no shares have been allocated to Informa TechTarget.

The value of all awards granted under these Parent Plans were based on the Parent’s common stock and are not indicative of the results that Informa TechTarget would have incurred as a separate and independent business for the periods presented.

The stock-based compensation expense attributable to Informa TechTarget is based on the awards and terms previously granted under the Parent Plans to Informa TechTarget’s employees and an allocation of the Parent’s corporate and shared functional employee stock-based compensation expenses.

Accounting for stock-based compensation subsequent to the Merger

Subsequent to the Merger, all share awards are granted either under Informa TechTarget Plans or the Parent Plans and their value is based on either Informa TechTarget's or the Parent’s common stock, depending on the plan under which the awards were granted. The Company applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

The stock-based compensation expense attributable to Informa TechTarget is based on the awards and terms previously granted under the given Parent Plan or Informa TechTarget Plan. Informa TechTarget's stock-based compensation is based on direct awards employees or an allocation of the Parent’s corporate and shared functional employee stock-based compensation expenses.

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of a share of Informa TechTarget’s common stock on the date of the grant. A summary of the restricted stock unit award activity under Informa TechTarget’s plans for the years ended December 31, 2025 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Assumed from Merger	1,492,858	$31.54
Granted	13,626	19.82
Vested	—	—
Forfeited	(42,883)	29.88
Nonvested outstanding at December 31, 2024	1,463,601	$31.48	$29,008,572
Granted	676,792	6.67
Vested	(901,222)	30.39
Forfeited	(54,518)	31.54
Nonvested outstanding at December 31, 2025	1,184,653	$18.13	$6,397,126

The total grant-date fair value of restricted stock unit awards that vested during the year ended December 31, 2025 was $27.4 million.

As of December 31, 2025, there was $17.2 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted average period of 2.08 years.

12. Income Taxes

The following table depicts the loss before income tax benefit by geography:

	Years Ended December 31,
	2025	2024	2023
United States	$(981,271)	$(91,482)	$(55,865)
Foreign	(60,458)	(37,916)	(11,539)
Loss before income tax benefit	$(1,041,729)	$(129,398)	$(67,404)

Income tax benefit consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Current provision:
Federal	$(3,947)	$(869)	$—
State	(1,864)	(323)	—
Foreign	(1,895)	(2,579)	(3,873)
Total current provision	(7,706)	(3,771)	(3,873)
Deferred benefit:
Federal	33,094	10,305	7,933
State	6,223	4,202	2,557
Foreign	1,812	1,799	3,010
Total deferred benefit	41,129	16,306	13,500
Income tax benefit	$33,423	$12,535	$9,627

The income tax benefit for the years ended December 31, 2025 differs from the amount computed by applying the statutory federal income tax rate to the combined income before provision for income taxes, after the adoption of ASU 2023-09, as follows:

	Year Ended December 31, 2025
US federal statutory income tax rate	$218,764	21.00%
Domestic federal
Tax credits	2,640	0.25%
Nontaxable and nondeductible items, net
Goodwill impairment	(176,789)	(16.97)%
Other	(4,007)	(0.38)%
Effect of cross-border tax laws	(1,850)	(0.18)%
Other reconciling items	4,642	0.45%
Changes in unrecognized tax benefits	(184)	(0.02)%
Domestic state and local income taxes, net of federal effect*	2,803	0.27%
Foreign tax effects
United Kingdom
Goodwill impairment	(10,580)	(1.02)%
Other	(1,017)	(0.10)%
Other foreign jurisdictions	(999)	(0.10)%
Income tax benefit/effective tax rate	$33,423	3.20%

*State taxes in California, Pennsylvania, New York and Georgia made up the majority (greater than 50%) of the tax effect in this category.

The income tax benefit for the years ended December 31, 2024 and 2023 differs from the amounts computed by applying the statutory federal income tax rate to consolidated loss before income tax benefit, before the adoption of ASU 2023-09, as follows:

	Years Ended December 31,
	2024	2023
Benefit computed at statutory rate	$27,174	$14,154
Increase/(decrease) resulting from:
Foreign tax rate differential	101	27
State income tax provision, net of federal benefit	2,937	2,020
Change in tax rate	—	107
Change in valuation allowance	—	(2,108)
Remeasurement of contingent consideration	4,712	26,028
Other	325	3
Acquisition costs	(8,256)	(75)
Non-deductible expenditure	(133)	(373)
Goodwill impairment	(13,909)	(29,326)
Movement in uncertain tax positions	(416)	(830)
Income tax benefit	$12,535	$9,627

Informa TechTarget recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax basis of assets and liabilities by applying tax rates that are expected to be in effect when the differences reverse. Significant components of deferred taxes are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Property and equipment	$355	$67
Net operating loss carryforwards	14,531	3,268
Tax credit carryforwards	2,636	207
Employee benefit accruals	955	963
Accruals and allowances	4,840	3,775
Other	1,922	1,004
Interest deductions carried forward	11,514	10,112
Capitalized R&D expenses	9,444	9,844
Operating lease liability	981	4,285
Gross deferred tax assets	47,178	33,525
Less valuation allowance	(4,172)	(722)
Total deferred tax assets	43,006	32,803
Deferred tax liabilities:
Intangible assets	(139,213)	(133,265)
Internally developed software	—	(30,437)
Right of use assets	(606)	(3,186)
Unrepatriated earnings	(491)	(174)
Total deferred tax liabilities	(140,310)	(167,062)
Net deferred tax liabilities	$(97,304)	$(134,259)

The following table represents a roll forward of the valuation allowance against deferred tax assets:

	As of December 31,
	2025	2024	2023
Balance at beginning of year	$722	$5,027	$2,676
Decrease through net parent investment	—	(5,027)	—
Increase in valuation allowance	3,450	—	2,351
Purchase accounting	—	722	—
Balance at end of year	$4,172	$722	$5,027

A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized.

As of December 31, 2024, the Company maintained a valuation allowance against a portion of its state net operating loss carryforwards in the United States due to the uncertainty of future profitability in the state.

Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments which are based on the plans and estimates used to manage the underlying business. Changes in our assumptions and estimates, as well as changes in tax rates, may materially impact income tax expense for the period.

As of December 31, 2025, Informa TechTarget had a federal gross net operating loss carryforwards of $20.6 million, state net operating loss carryforwards of $3.1 million, and foreign net operating loss carryforwards of $30.3 million, which are mainly attributable to the United Kingdom and can be carried forward indefinitely. The state net operating loss carryforwards of $3.1 million will begin to expire in 2034. The federal net operating loss carryforwards of $20.6 million can be carried forward indefinitely. As of December 31, 2025 Informa TechTarget had a federal tax credit carryforward of $2.6 million. The research and development tax credit carryforward begins to expire in 2044. The utilization of this tax attribute is limited to future taxable income.

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

The amount of cash taxes paid, net of refunds, by Informa TechTarget during fiscal 2025 is a follows:

	Year Ended December 31, 2025
United States
Federal	$4,492	56.52%
State - Massachusetts	691	8.69%
Other states and local (each <5%)	848	10.67%
Total US	6,031	75.88%

Foreign (>=5% threshold):
Japan	900	11.32%
Singapore	686	8.63%
Subtotal - significant foreign	1,586	19.95%

Other foreign jurisdictions (each <5%)	331	4.18%
Total foreign	1,917	24.12%

Total income taxes paid (net)	$7,948	100.00%

The Company's portion of income taxes for U.S. and certain foreign jurisdictions prior to the Transactions were deemed settled at the date of the Transaction. Cash paid directly to tax authorities for income taxes was $4.0 million in 2024 and was not significant in 2023.

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

Informa TechTarget remain subject to U.S. federal income tax examinations for the tax years subsequent to 2021. The Company recognizes benefits from tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the positions. The tax benefits recognized from such positions are measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2025	2024
Balance at beginning of year	3,008	2,819
Gross increases related to current period tax positions	496	268
Gross reduction related to prior periods tax positions	(362)	(79)
Balance at end of year	$3,142	$3,008

As of December 31, 2025 and December 31, 2024, accrued interest related to unrecognized tax benefits was $0.8 million and $0.7 million, respectively. Interest and penalties associated with the unrecognized tax benefits are classified as components of income tax expense.

13. Post-retirement and other employee benefits

Certain employees of Informa TechTarget are eligible to participate in 401(k)-retirement savings plans (the “Plans”), whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plans. Informa TechTarget incurred $1.8 million and $47.3 thousand related to the Plans for the years ended December 31, 2025 and 2024, respectively.

Certain employees of Informa TechTarget are eligible to participate in the Parent’s defined contribution plan. The Parent operates a defined contribution plan in the United States, United Kingdom and in certain other countries. The assets of the plan are held by independent custodians and are kept entirely separate from the assets of the Parent. The expense related to the plan has been allocated to Informa TechTarget based on employee headcount. During the years ended December 31, 2025, 2024, and 2023, Informa TechTarget incurred $4.4 million, $5.1 million and $4.5 million, respectively, related to the Parent plan.

14. Related party transactions

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

The amounts of related party expenses allocated to Informa Tech Digital Business from the Parent and its subsidiaries for the years ended December 31, 2024 and 2023 were $29.9 million and $31.3 million, respectively, and are recognized in general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss). There were no such expense allocations for the year ended December 31, 2025.

Further, for the years ended December 31, 2025 and 2024, the Parent incurred $6.8 million and $39.7 million, respectively, of costs related to the Merger, including $1.6 million of costs recorded by Parent subsequent to the Transactions for the year ended December 31, 2024. These costs were paid by the Parent and allocated to Informa TechTarget. The costs are included in acquisition and integration expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss) and relate primarily to legal, professional accounting and advisory fees related to the Transactions.

Revenue and other transactions entered into in the ordinary course of business

Informa TechTarget enters into revenue arrangements in the ordinary course of business with the Parent and its affiliates, which resulted in recording revenue of $1.2 million, $0.4 million and $0.2 million in the years ended December 31, 2025, 2024 and 2023, respectively. The cost of revenues related to these sales between Informa TechTarget and the Parent were $1.1 million, $0.3 million in the years ended December 31, 2025 and 2024, respectively. The cost of revenues related to these sales between Informa TechTarget and the Parent were immaterial for the year ended December 31, 2023.

Revolving Line of Credit

On December 2, 2024, Informa TechTarget entered into a related party loan arrangement with the Informa Group Holdings Limited, which provides Informa TechTarget with a $250.0 million unsecured five-year revolving Credit Facility. Informa TechTarget has paid $1.9 million in certain fees related to the Credit Facility, which have been capitalized and included in other non-current assets. Amortization of these commitment fees into interest expense have not been material for the years ended December 31, 2025 and 2024.

As of December 31, 2025, Informa TechTarget had $106.7 million drawn in revolving loans under the Credit Facility. Informa TechTarget paid down $28.3 million in revolving loans under the Credit Facility during the year ended December 31, 2025. There was no amount of revolving loans under the Credit Facility as of December 31, 2024.

Debt financing prior to Merger

Prior to the Merger, Informa Tech Digital Business entered into related party loan arrangements with the Parent to finance its operations and acquisitions. Loans from the Parent to Informa Tech Digital Business with maturities within one year were recorded as related-party short-term debt interest rate of 4.25% per annum. Loans from Parent to Informa Tech Digital Business with maturities in excess of one year were recorded as related party long-term debt in the with fixed interest rates ranging between 7% and 8% per annum. These loans were settled prior to the close of the Transactions. During the year ended December 31, 2024, prior to the close of the Transaction, $474.9 million of the related party short-term debt and $250.0 million of related party long-term financing debt was extinguished and reflected as an increase in net parent investment, with the remaining $59 million capitalized through net parent investment.

Interest income and interest expense

Interest income and interest expense on debt financing and cash pooling arrangements are recorded within interest income and interest expense on related party debt, respectively, within the accompanying consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Years Ended December 31,
	2025	2024	2023
Interest income on related party loans receivable	$—	$3,999	$3,487
Interest expense on related party debt	$9,280	$17,740	$24,649

The accrued interest expense related to long-term debt to Parent was immaterial as of December 31, 2025, and is recorded in related party payables within the accompanying unaudited condensed consolidated balance sheets.

Cash pooling arrangement

Prior to the Merger, the Parent used a centralized approach to cash management and financing of its operations. The majority of Informa Tech Digital Business’s cash was transferred to the Parent on a regular basis, and the Parent funds Informa Tech Digital Business’s operating and investing activities as needed. During fiscal 2024 and 2023, transfers of cash to and from the Parent’s cash management system were reflected as inflows and outflows during each period are presented net in financing activities in the consolidated statement of cash flows.

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

	As of December 31,
	2025	2024
Related party receivable	$4,019	$2,900
Related party payable	$5,671	$4,795

Settlement patterns of related party payables vary from transaction to transaction and are repaid on a non-routine basis. Changes in related party receivables and payables are presented in operating activities in the consolidated statement of cash flows.

Services Agreements

In connection with the Merger, Informa TechTarget entered into a transitional service agreement with Informa Group Limited to receive certain business support services for generally up to 18 months after the closing for an initial monthly fee which approximated $2.0 million and decreases over the course of the agreement. These services include, but are not limited to, IT services, accounting & financial services, HR & payroll services, property services, and business support services. In connection with the Merger, Informa TechTarget also entered into various arrangements with employees of the Parent and its subsidiaries to perform services for Informa TechTarget under a secondment arrangement. For the years ended December 31, 2025 and 2024, Informa TechTarget had incurred $20.3 million and $1.9 million, respectively, for these transitional and secondment services, which are classified within general and administrative expenses.

In connection with the Merger, Informa TechTarget entered into a reverse transitional service agreement with Informa Group Limited to provide property services to the Parent for a fixed monthly fee. For the year ended December 31, 2025 and 2024, activities related to this service were not material. Additionally, the Parent collects receivables from our customers on our behalf. As of December 31, 2025 and 2024, activities related to this service were not material.

Secondment Agreements

Informa TechTarget has entered into various arrangements with employees, including its chief executive officer, of the Parent and its subsidiaries to perform services for Informa TechTarget under a secondment arrangement. As of and for the year ended December 31, 2025, $0.5 million of related party payables and $4.9 million of general and administrative expenses were recognized for these secondment arrangements. As of and for the year ended December 31, 2024, $0.5 million of related party payables, $0.3 million of cost of revenues and $0.2 million of general and administrative expenses were recognized for these secondment arrangements.

Refer to Note 4. Fair value measurements and Note 12. Income taxes for disclosure of other related party transactions.

15. Commitments and contingencies

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

16. Segments

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

Significant expenses are presented on the consolidated statement of income (loss) and comprehensive income (loss), which is regularly reviewed by the CODM. In addition, the CODM is regularly provided with total direct staff costs, which are a component of the significant expense categories and are disclosed in the consolidated statements of income (loss) and comprehensive income (loss), which was $264.1 million, $148.1 million, and $124.2 million for the year ended December 31, 2025, 2024, and 2023 respectively. For all periods presented, direct staff costs do not include staff costs which were allocated to the Company by the Parent. Direct staff costs include share-based compensation and employee benefits. There are no other significant expenses or asset information that are regularly provided to the CODM.

17. Subsequent Events

Market volatility

Subsequent to year end and through the date of filing of this Annual Report on Form 10-K, the Company experienced a significant decline in its market capitalization as a result of the decline in the Company’s stock price. Should this decline continue or not reverse, the Company would evaluate if this is an event triggering assessment of goodwill impairment in the first quarter of 2026. Should the Company determine this a triggering event, the Company would anticipate a non-cash impairment of goodwill, in the first quarter of 2026, as a result of the reduction in its market capitalization relative to current book values.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in our internal control over financial reporting as described below.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making our assessment of internal control over financial reporting, our management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management previously identified the following material weaknesses in our internal control over financial reporting, and such material weaknesses remain unremediated as of December 31, 2025:

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

These material weaknesses contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including the classification of various accounts and the presentation and disclosure of items in the consolidated financial statements.
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

The material weaknesses related to the lack of sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience, risk assessment, lack of effective controls over the period-end financial reporting process, lack of effective controls related to non-routine, unusual or complex transactions, and the lack of effective control activities related to all significant accounts and disclosures resulted in the restatement of the Company’s financial statements as of December 31, 2023 and for the year ended December 31, 2023, including opening net parent investment, and for the three months, six months and nine months ended March 31, 2024 and 2023, June 30, 2024 and 2023 and September 30, 2024 and 2023, respectively; and adjustments recorded in conjunction with the preparation of the financial statements as of and for the year ended December 31, 2024 related to acquisition and integration related costs and certain accrued expenses. These material weaknesses also resulted in immaterial misstatements to substantially all significant accounts and disclosures as of December 31, 2025 and 2024, and for the three months, six months and nine months ended March 31, 2025 and 2024, June 30, 2025 and 2024 and September 30, 2025 and 2024.

Additionally, the above material weaknesses could result in a misstatement of the consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Because of these material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation plan for the material weaknesses

With the oversight of the Audit Committee of the Board of Directors, and assistance of third-party advisors, Management developed and began executing a comprehensive remediation plan during fiscal year 2025, which is still ongoing as of the date of this report. The following remediation activities commenced in 2025 and will continue into 2026:

•
We have hired experienced finance and accounting personnel and supplemented remaining capacity gaps with third-party experts, strengthening technical accounting, SEC reporting, and internal control expertise and enabling the Company to design and implement controls over segregation of duties. We will continue to make additional accounting hires to further bolster accounting capabilities

•
We have engaged a third-party advisory firm to begin assisting the Company in designing, implementing, and documenting control activities across significant process areas (including entity level controls, monitoring controls, period-end review controls, and controls over non-routine and complex transactions) that support the Company’s significant accounts and disclosures and align to the COSO framework;
•
We have engaged a third-party advisory firm to assist in designing and implementing a formal financial statement risk assessment to identify material financial statement line items for which key controls are needed to ensure complete and accurate financial reporting;
•
We have engaged a third-party advisory firm to assist in designing and implementing IT general controls across all relevant systems, including controls over user access, program change management, computer operations, and system development activities;
•
We have provided trainings for finance, accounting, and control owners focused on internal control over financial reporting, and will continue to provide trainings to both existing and newly hired personnel; and
•
We have designed and began implementing formal accounting policies, procedures and controls.

While management believes these actions represent progress, the material weaknesses have not been fully remediated as of December 31, 2025, as many of these remediation efforts are still ongoing and, in some cases, sufficient time had not elapsed to demonstrate sustained operating effectiveness of the newly designed and implemented controls.

Management will continue to execute the remediation plan throughout fiscal year 2026. The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic, and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) There were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted, modified, or terminated by any directors or officers (as defined in Rule 16a-1(f)) of the Company during the fourth quarter of 2025 covered by this Annual Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference under the headings to be titled “Election of Directors” and “Information About Corporate Governance” in our definitive proxy statement to be filed with the SEC in connection with the Company’s 2026 Proxy Statement relating to our 2026 Annual Meeting of Stockholders of TechTarget, Inc. (the “Proxy Statement”). The Company has a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as the members of the Board of Directors of the Company. The code is available at https://investor.informatechtarget.com/governance/corporate-governance/. We will make any required disclosure under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.

Item 11. Executive Compensation

The information required by this item will be set forth under the headings to be titled “Director Compensation,” “Executive Compensation,” and “Compensation Committee Report” in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the headings to be titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings to be titled “Information about Corporate Governance” and “Certain Relationships and Related Party Transactions” in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth under the heading to be titled “Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

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

(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
*2.1	Agreement and Plan of Merger, dated as of January 10, 2024, by and among TechTarget, Inc., Toro CombineCo, Inc., Toro Acquisition Sub, LLC, Informa PLC, Informa US Holdings Limited, and Informa Intrepid Holdings Inc.		8-K	2.1	1/11/2023	001-33472
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated December 2, 2024.		8-K	3.2	12/06/2024	001-42428
3.2	Amended and Restated Bylaws of the Registrant, dated December 2, 2024.		8-K	3.3	12/06/2024	001-42428
4.1	Description of Securities Registered Under Section 12 of the Exchange Act		10-K	4.1	5/28/2025	001-42428
4.4	Indenture, dated as of December 13, 2021, by and between TechTarget, Inc. and U.S. Bank National Association, as trustee.		8-K	4.1	12/14/2021	001-33472
4.5	First Supplemental Indenture, dated as of November 29, 2024, by and among Toro CombineCo, Inc., TechTarget, Inc. and U.S. Bank National Association, as trustee to Indenture, dated as of December 13, 2021, by and between TechTarget, Inc. and U.S. Bank National Association, as trustee.		8-K	4.2	12/06/2024	001-42428
10.1	Stockholders Agreement, dated as of December 2, 2024, by and among TechTarget, Inc. (formerly known as Toro CombineCo, Inc.), Informa PLC and Informa US Holdings Limited.		8-K	10.1	12/06/2024	001-42428
10.2	Registration Rights Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Informa US Holdings Limited.		8-K	10.2	12/06/2024	001-42428
10.3	Tax Matters Agreement, dated as of December 2, 2024, by and among TechTarget, Inc. (formerly known as Toro CombineCo, Inc.), Informa PLC, Informa USA, Inc., Informa Tech LLC and Informa Intrepid Holdings Inc.		8-K	10.3	12/06/2024	001-42428
10.4*	Transitional Services Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Informa Group Limited.		8-K	10.4	12/06/2024	001-42428
10.5*	Reverse Transitional Services Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Informa Group Limited.		8-K	10.5	12/06/2024	001-42428
10.6	Data Sharing Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Informa PLC.		8-K	10.6	12/06/2024	001-42428

10.7	Brand License Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Informa Group Limited.		8-K	10.7	12/06/2024	001-42428
10.8	Commercial Cooperation Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Informa Group Limited.		8-K	10.8	12/06/2024	001-42428
10.9*	Credit Agreement, dated December 2, 2024, by and among Toro CombineCo, Inc., the Lenders party thereto and Informa Group Holdings Limited.		8-K	10.9	12/06/2024	001-42428
10.10#	TechTarget, Inc. 2024 Incentive Plan.		8-K	10.10	12/06/2024	001-42428
10.11#	TechTarget, Inc. 2024 Employee Stock Purchase Plan.		8-K	10.11	12/06/2024	001-42428
10.12#	Secondment Agreement, dated as of December 2, 2024, by and among TechTarget, Inc. (formerly known as Toro CombineCo, Inc.), Gary Nugent and Informa Support Services, Inc.		8-K	10.12	12/06/2024	001-42428
10.13#	Restrictive Covenant Agreement, dated as of December 2, 2024, by and between TechTarget, Inc. (formerly known as Toro CombineCo, Inc.) and Gary Nugent.		8-K	10.13	12/06/2024	001-42428
10.14#	Employment Agreement, dated as of January 10, 2024, by and between the Company and Daniel Noreck	X
10.15#	Employment Agreement, dated as of January 10, 2024, by and between the Company and Steven Niemeic	X
10.16#	Form of Restricted Stock Unit Agreement under 2024 Incentive Plan		10-K	10.14	5/28/2025	001-42428
10.17#	Form of Stock Option Agreement	X
10.18#	Short-Term Incentive Plan		10-Q	10.2	11/10/2025	001-42428
10.20#	Form of Indemnification Agreement		10-K	10.15	5/28/2025	001-42428
10.21#	TechTarget, Inc. 2026 Non-Employee Director Compensation	X
19.1	Insider Trading and Public Communication Policy		10-K	19.1	5/28/2025	001-42428
21.1	List of Subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP - US	X
23.2	Consent of PricewaterhouseCoopers LLP - UK	X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Compensation Recovery Policy		10-K	97.1	05/28/2025	001-42428
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

TECHTARGET, INC.

Date:	March 11, 2026	By:	/s/ Gary Nugent
Gary Nugent
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date

/s/ Gary Nugent	Chief Executive Officer and Director	March 11, 2026
Gary Nugent	(principal executive officer)

/s/ Daniel T. Noreck	Chief Financial Officer and Treasurer	March 11, 2026
Daniel T. Noreck	(principal financial and accounting officer)

/s/ Patrick Martell	Chair of the Board	March 11, 2026
Patrick Martell

/s/ Stephen A. Carter	Director	March 11, 2026
Stephen A. Carter

/s/ Sally Ashford	Director	March 11, 2026
Sally Ashford

/s/ David Flaschen	Director	March 11, 2026
David Flaschen

/s/ M. Sean Griffey	Director	March 11, 2026
M. Sean Griffey

/s/ Don Hawk	Director	March 11, 2026
Don Hawk

/s/ Christina Van Houten	Director	March 11, 2026
Christina Van Houten

/s/ Perfecto Sanchez	Director	March 11, 2026
Perfecto Sanchez