Form 10-Q
period 2026-03-31
TechTarget, Inc.
filed 2026-05-07
CIK 2018064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 72,299,443 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TechTarget, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$47,711	$40,626
Accounts receivable, net of allowance for credit losses of $1,019 and $1,168 respectively	66,370	83,819
Related party receivables	5,952	4,019
Prepaid taxes	11,379	11,329
Prepaid expenses and other current assets	16,535	15,592
Total current assets	147,947	155,385
Non-current assets:
Property and equipment, net	1,580	2,299
Goodwill	1,077	45,550
Intangible assets, net	705,552	725,525
Operating lease right-of-use assets	16,644	3,178
Deferred tax assets	3,373	3,360
Other non-current assets	1,687	2,011
Total non-current assets	729,913	781,923
Total assets	$877,860	$937,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,570	$21,160
Related party payables	8,067	5,671
Contract liabilities	55,597	50,526
Operating lease liabilities	5,585	3,112
Accrued expenses and other current liabilities	17,899	22,572
Accrued compensation expenses	24,054	19,037
Income taxes payable	3,665	4,349
Contingent consideration	707	190
Total current liabilities	128,144	126,617
Non-current liabilities:
Operating lease liabilities	9,316	1,426
Other liabilities	6,265	6,008
Related party long-term debt	120,091	106,714
Deferred tax liabilities	88,985	100,664
Contingent consideration	513	1,260
Total non-current liabilities	225,170	216,072
Total liabilities	$353,314	$342,689
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 72,313,935 shares issued and 72,296,645 shares outstanding at March 31, 2026; 72,308,235 shares issued and 72,291,454 shares outstanding at December 31, 2025	72	72
Treasury stock, at cost; 17,290 and 16,781 shares at March 31, 2026 and December 31, 2025, respectively	(705)	(689)
Additional paid-in capital	1,649,983	1,647,840
Accumulated deficit	(1,155,024)	(1,084,243)
Accumulated other comprehensive income	30,220	31,639
Total stockholders’ equity	524,546	594,619
Total liabilities and stockholders’ equity	$877,860	$937,308

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Revenues[1]	$106,048	$103,887
Cost of revenues[1,2]	(48,026)	(44,160)
Gross profit	58,022	59,727
Operating expenses:
Selling and marketing[2]	33,427	33,310
General and administrative[1,2]	18,830	24,284
Product development[2]	3,663	2,789
Depreciation	714	532
Amortization, excluding amortization of $3,116, and $2,473 included in cost of revenues	21,937	23,288
Impairment of goodwill	45,006	459,100
Restructuring expense (income)	(455)	—
Acquisition and integration costs[1]	15,822	9,328
Remeasurement of contingent consideration	36	-
Total operating expenses	138,980	552,631
Operating loss	(80,958)	(492,904)
Related party interest expense	(2,134)	(1,813)
Interest income	52	826
Other income (expense), net	900	(3,094)
Loss before provision for income taxes	(82,140)	(496,985)
Income tax benefit (provision)	11,359	(26,403)
Net loss	$(70,781)	$(523,388)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(1,419)	3,990
Total comprehensive loss	$(72,200)	$(519,398)
Net loss per common share:
Basic	(0.98)	(7.32)
Diluted	(0.98)	(7.32)
Weighted average common shares outstanding:
Basic	72,293,292	71,465,493
Diluted	72,293,292	71,465,493

(1) Amounts include related party transactions as follows:
Revenues	$208	$224
Cost of revenues	10	277
General and administrative	5,773	6,279
Acquisition and integration costs	991	46

(2) Amounts include stock-based compensation expense as follows:
Cost of revenues	$301	$308
Selling and marketing	1,331	2,757
General and administrative	394	711
Product development	117	183

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2024	71,460,169	71	1,626,785	(75,937)	20,935	$1,571,854
Net loss	—	—	—	(523,388)	—	(523,388)
Other comprehensive income	—	—	—	—	3,990	3,990
Issuance of shares of common stock from RSU awards	25,012	—	—	—	—	—
Stock-based compensation	—	—	3,959	—	—	3,959
Balance, March 31, 2025	71,485,181	$71	$1,630,744	$(599,325)	$24,925	$1,056,415

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2025	72,308,235	72	(16,781)	(689)	1,647,840	(1,084,243)	31,639	$594,619
Net loss	—	—	—	—	—	(70,781)	—	(70,781)
Other comprehensive loss	—	—	—	—	—	—	(1,419)	(1,419)
Issuance of shares of common stock from RSU awards	5,191	—	—	—	—	—	—	—
Impact of net settlements	509	—	(509)	(16)	—	—	—	(16)
Stock-based compensation	—	—	—	—	2,143	—	—	2,143
Balance, March 31, 2026	72,313,935	$72	(17,290)	(705)	$1,649,983	$(1,155,024)	$30,220	$524,546

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Operating Activities:
Net loss	$(70,781)	$(523,388)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	714	532
Amortization	25,053	25,761
Allowance for credit losses	10	312
Operating lease expense	1,040	1,337
Stock-based compensation	2,143	3,959
Deferred tax provision	(11,679)	(26,436)
Impairment of goodwill	45,006	459,100
Fair value adjustment to debt	—	1,324
Loss on disposal of intangibles	218	—
Loss on disposal of property, plant and equipment	59	6
Net foreign exchange (gain)/loss	(2,314)	2,976
Remeasurement of contingent consideration	36	—
Other	—	(332)
Changes in operating assets and liabilities (net of the impact of acquisitions):
Accounts receivable	17,284	11,455
Prepaid expenses and other current assets	(2,886)	(2,400)
Related party receivables	(1,948)	(2,177)
Accounts payable	(8,603)	(1,722)
Income taxes payable	(622)	52,969
Accrued expenses and other current liabilities	(4,867)	(6,313)
Accrued compensation expenses	5,110	(2,277)
Operating lease liabilities with right of use	(1,999)	(1,672)
Contract liabilities	5,009	9,138
Contingent consideration	(43)	—
Other assets (liabilities)	245	287
Related party payables	3,758	9,796
Net cash provided by (used in) operating activities	(57)	12,235
Investing activities:
Purchases of property and equipment, and other capitalized assets	(53)	(30)
Purchases of intangible assets	(4,338)	(4,383)
Purchase of investments	—	(291)
Acquisitions of businesses, net of acquired cash	(1,536)	—
Sale of investments	—	76,795
Net cash provided by (used in) investing activities	(5,927)	72,091
Financing activities:
Tax withholdings related to net share settlements	(16)	—
Proceeds from related party long term debt	13,377	135,000
Contingent consideration settlement	(246)	—
Repayment of convertible notes	—	(417,033)
Net cash provided by (used in) financing activities	13,115	(282,033)
Effect of exchange rate changes on cash and cash equivalents	(46)	380
Net increase (decrease) in cash and cash equivalents	7,085	(197,327)
Cash and cash equivalents at December 31	40,626	275,983
Cash and cash equivalents at March 31	$47,711	$78,656
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$744	$32
Cash paid for interest on related party long term debt	$1,844	$1,716
Schedule of non-cash investing and financing activities:
Lease modification - See Note 7. Leases for further information

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TechTarget, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Business Overview and Basis of Presentation

Nature of business

TechTarget, Inc. (“Informa TechTarget” or the “Company”) together with its subsidiaries, is a leading business-to-business (“B2B”) growth accelerator, informing and influencing technology buyers and sellers globally.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments have been included such that the unaudited condensed consolidated financial statements are fairly stated. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2026.

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

Estimates and underlying assumptions reflected in these unaudited condensed consolidated financial statements are reviewed on an ongoing basis, with changes in estimates recognized in the period in which the estimates are revised and in any future periods affected. Significant estimates include assumptions associated with impairment considerations for goodwill and long-lived assets, estimating the fair value of contingent consideration, and the allocation of purchase price to intangible assets in business combinations.

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

If the qualitative impairment assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, Informa TechTarget performs the quantitative goodwill impairment test, which compares the fair value of the Company's reporting units, primarily using an income approach, to their carrying value. During the first quarters of 2026 and 2025, the Company identified a sustained decline in the Company's share price which it determined to be a triggering event for the purposes of testing for goodwill impairment.

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

The Company also considers whether there is an expectation that a long-lived asset will be sold or disposed of before the end of its originally estimated useful life. Recoverability of assets held and used is measured by comparing the asset group’s carrying amount and the estimated undiscounted future net cash flows expected to be generated by the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss will be recorded based on the amount by which the carrying value exceeds the fair value. The Company did not identify any impairment of long-lived assets as of March 31, 2026, under either the pre-reorganization assessment based on five reporting units, or under the post-reorganization assessment based on its two reporting units.

See Note 4. Goodwill for further information.

Accounts receivable and allowance for credit losses

Accounts receivable are recognized at the amount Informa TechTarget expects to collect, net of allowance for doubtful accounts. The allowance for doubtful accounts is Informa TechTarget’s best estimate of the amount of probable credit losses in its existing accounts receivable. The allowance for doubtful accounts is reviewed on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are written-off against the allowance once all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses is recorded in general and administrative expense.

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

Allowance for credit losses
Balance as of December 31, 2025	$1,168
Addition to (release of) provision	10
Write-off	(159)
Balance as of March 31, 2026	$1,019

Allowance for credit losses
Balance as of December 31, 2024	$907
Addition to (release of) provision	410
Write-off	(98)
Balance as of March 31, 2025	$1,219

Segment reporting

In applying the criteria set forth in ASC 280, Segment Reporting, Informa TechTarget has determined it operates as two operating and reportable segments: Intelligence & Advisory (“I&A”) and Brand to Demand (“B2D”). Informa TechTarget’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews key financial information of the Company’s segments for the purpose of making operating decisions, allocating resources, and evaluating financial performance. Prior to the first quarter of 2026, the Company operated as one operating and reportable segment. See further discussion at Note 13, Segments.

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

The calculations of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(70,781)	$(523,388)

Weighted average shares outstanding	72,293,292	71,465,493

Loss per share
Basic:	$(0.98)	$(7.32)
Diluted:	$(0.98)	$(7.32)

In calculating diluted net loss per share, 1.1 million and 1.4 million shares related to unvested restricted stock units were excluded for the three months ended March 31, 2026 and 2025 because the impact of including these restricted stock units would be anti-dilutive.

Accounting pronouncements issued but not yet effective

The Financial Accounting Standards Board issued the following Accounting Standards Updates (“ASUs”) which are not yet effective:

•
ASU 2024-03 — Disaggregation of Income Statement Expenses (Subtopic 220-40): Requires disaggregated disclosure, in the notes to the financial statements, of prescribed categories of expenses within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The new standard may be applied either on a prospective or retrospective basis. Informa TechTarget is currently evaluating the impact this ASU will have on its consolidated financial statements, but does not expect it to have a material impact.
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

3. Revenues

Disaggregation of revenue

Revenues by Categories:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Marketing, advertising services, and sponsorship	$75,517	$72,283
Intelligence subscription services	18,657	18,846
Advisory services	11,781	12,546
Exhibitor and attendee	93	212
Total revenue	$106,048	$103,887

During each of the three months ended March 31, 2026 and 2025, no individual customer accounted for 10% or more of total revenues and no customer represented 10% or more of total accounts receivable. Within the above disaggregation of revenue, Marketing, advertising services, and sponsorship and Exhibitor and attendee revenues primarily relate to the Company’s B2D segment; and Intelligence subscription services and Advisory services primarily relate to the Company’s I&A segment.

Contract liabilities

Total contract liabilities as of December 31, 2025 were $50.5 million, of which $29.2 million was recognized as revenue during the three months ended March 31, 2026.

Long-lived assets by geographic area

Long-lived assets, excluding intangible assets and goodwill, by geographic area are detailed below:

	As of
	March 31, 2026	December 31, 2025
United States	$15,141	$1,943
United Kingdom	594	722
Japan	821	962
China	889	977
Rest of World	779	873
Total	$18,224	$5,477

The increase in long-lived assets is primarily related to the amendment of the Company's Newton, Massachusetts lease which increased operating lease right-of-use assets by $14.1 million in the three months ended March 31, 2026, see further discussion in Note 7, Leases. No individual country outside of the United States accounted for 10% or more of Informa TechTarget’s long-lived assets as of March 31, 2026. No individual country outside of the United States, the United Kingdom, Japan, and China accounted for 10% or more of Informa TechTarget’s long-lived assets as of December 31, 2025.

4. Goodwill

The following table represents a roll forward of goodwill balances:

Balance as of December 31, 2025	$45,550
Additions	$679
Impairment	(45,006)
Effect of exchange rate changes	(146)
Balance as of March 31, 2026	$1,077

As of March 31, 2026, the gross carrying amount and accumulated impairment losses of goodwill were $1,183.6 million and $1,182.5 million, respectively. As of March 31, 2026, the net carrying amount of goodwill was $1.1 million.

Goodwill impairment test

The Company tests whether goodwill is impaired at least annually, during the fourth quarter, or when events and circumstances indicate an impairment may have occurred (a “triggering event”). The Company identified a sustained decline in share price during the first quarter of 2026 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for all reporting units. Accordingly, Informa TechTarget performed a quantitative goodwill impairment assessment on its reporting units using the key assumptions in the fair value calculations noted below. During the first quarter of 2026, the Company made changes to its organizational structure to take advantage of the combined product offering portfolio that resulted from the Transactions. These changes impacted the Company’s reporting units. Prior to the reorganization, the Company operated in five reporting units: Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget. Subsequent to the reorganization, the Company operates in two reporting units: Brand to Demand (“B2D”) and Intelligence & Advisory (“I&A”). The Company completed a quantitative assessment of goodwill as of March 31, 2026 on both a pre- and post- reorganization basis.

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

During the three months ended March 31, 2026, Informa TechTarget recognized impairment charges, on a pre-reorganization basis, related to its Canalys, Bluefin Legacy and NetLine reporting units of $8.1 million, $3.7 million and $6.8 million, respectively. During the three months ended March 31, 2026, Informa TechTarget recognized an impairment charge, under the post-reorganization basis of two reporting units, related to its B2D reporting unit of $26.4 million. After the impairments, the B2D and I&A reporting units had no goodwill remaining and remaining goodwill of $1.1 million, respectively. During the three months ended March 31, 2025, Informa TechTarget recognized impairment charges, on a pre-reorganization basis, related to its Canalys, Industry Dive, Bluefin Legacy and legacy TechTarget reporting units of $19.7 million, $127.4 million, $123.5 million and $188.5 million, respectively.

Fair value assessments of a reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs used in their estimate. For the three months ended March 31, 2026, the discount rate used in the impairment test for the reporting units ranged from 21.5% to 25.5% under both the pre- and post-reorganization assessments.

5. Business Combination

2026 acquisition

In March 2026, the Company acquired certain assets and liabilities of Clickz Media Ltd and Myguides Ltd (collectively “Clickz”) for a purchase price of $1.1 million GBP cash ($1.5 million USD) and has included the financial results of Clickz in its consolidated financial statements from March 1, 2026, the date of acquisition. The transaction was not material to the Company and the costs associated with the acquisition were not material. The Company accounted for the transaction as a business combination under ASC 805 - Business Combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $0.7 million of goodwill, and $0.9 million of net assets including intangible assets of $1.1 million. The goodwill is not deductible for tax purposes. The goodwill was subsequently written off in connection with the Company’s March 31, 2026 goodwill impairment assessment, as discussed at Note 4, Goodwill. The pro forma impact of the acquisition was not material to the Company's historical unaudited interim condensed consolidated operating results and is therefore not presented.

2025 acquisition

In August 2025, the Company acquired certain assets and liabilities of Tech Research Pty Ltd and Tech Research Asia (collectively “TRA”) for a purchase price of $1.9 million, comprising $1.4 million of cash and contingent consideration with an estimated fair value of $0.5 million, and has included the financial results of TRA in its consolidated financial statements from August 1, 2025, the date of acquisition. The transaction was not material to the Company and the costs associated with the acquisition were not material. In allocating the purchase consideration based on estimated fair values, the Company recorded $1.0 million of goodwill, and $0.9 million of net assets including intangible assets of $0.9 million. The goodwill is not deductible for tax purposes. The pro forma impact of the acquisition was not material to the Company's historical unaudited interim condensed consolidated operating results and is therefore not presented.

6. Intangible Assets

The following tables set forth the information for intangible assets subject to amortization:

		As of March 31, 2026
	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships database	13.96	$611,592	$(160,967)	$450,625
Brands and trademarks	13.42	174,523	(37,801)	136,722
Intellectual property	5.73	159,788	(68,910)	90,878
Internal-use software	3.20	41,359	(14,032)	27,327
Total intangible assets		$987,262	$(281,710)	$705,552

		As of December 31, 2025
	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships database	14.17	610,709	(145,588)	465,121
Brands and trademarks	13.67	$174,479	$(35,148)	$139,331
Intellectual property	5.95	159,989	(64,342)	95,647
Developed technology	1.67	527	(309)	218
Internal-use software	3.24	37,197	(11,989)	25,208
Total intangible assets		$982,901	$(257,376)	$725,525

Amortization expense for intangible assets was $25.1 million and $25.7 million during the three months ended March 31, 2026 and 2025, respectively. Informa TechTarget capitalized internal-use software of $4.3 million and $4.4 million during the three months ended March 31, 2026 and 2025, respectively.

Future expected amortization expense as of March 31, 2026 is as follows:

Years Ending December 31:	Amortization Expense
2026 (April 1 - December 31)	$78,230
2027	95,239
2028	82,880
2029	77,709
2030	68,530
Thereafter	302,964
$705,552

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

In October 2025, Informa TechTarget amended its global headquarters lease in Newton, Massachusetts. As a result of the lease modification, during the three months ended March 31, 2026, the Company recorded a $14.1 million ROU asset, an $8.5 million non-current operating lease liability, a $3.5 million current operating lease liability and $2.1 million to prepaid expenses and other current assets.

Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2026 and 2025, operating lease costs were $1.0 million and $1.3 million, respectively. Expenses associated with short-term leases were $2.5 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. There were no material expenses associated with variable leases for the three months ended March 31, 2026 and 2025, respectively.

The amounts relating to operating leases included in the consolidated balance sheets are as follows:

	As of
	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$16,644	$3,178
Current operating lease liabilities	$5,585	3,112
Non-current operating lease liabilities	9,316	1,426
Total operating lease liabilities	$14,901	$4,538

The weighted average remaining lease term and weighted average discount rate for operating leases are:

	As of
	March 31, 2026	December 31, 2025
Weighted-average years remaining lease term — operating leases	4.2	1.4
Weighted-average discount rate — operating leases	4.2%	5.7%

Remaining maturities of lease liabilities as of March 31, 2026 are as follows:

Minimum Lease
Years ending December 31:	Payments
2026 (April 1 - December 31)	$5,461
2027	2,461
2028	1,610
2029	1,240
2030	1,274
Thereafter	7,372
Total future minimum lease payments	19,418
Less imputed interest	(4,517)
Total operating lease liabilities	$14,901

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

As of March 31, 2026 and December 31, 2025, Informa TechTarget had $120.1 million and $106.7 million, respectively, drawn under the Credit Facility. Informa TechTarget borrowed $13.4 million under the Credit Facility during the three months ended March 31, 2026.

9. Restructuring expense (income)

During August 2025, the Company implemented a restructuring and workforce reduction program (the “Restructuring Plan”) designed to improve operational efficiency and reduce costs. The program included both voluntary and involuntary employee terminations, as well as modifications to equity awards for certain affected employees. The accounting treatment of severance benefits and related expenses was determined based on the nature of the termination arrangement and the applicable accounting guidance.

The following table represents a roll forward of restructuring expense (income):

Compensation and Benefits
Balance as of December 31, 2025	$2,919
Expense (Income)	(455)
Payments/Settlements	(1,936)
Balance as of March 31, 2026	$528

The Company recognized adjustments to restructuring charges of $0.5 million during the three months ended March 31, 2026, which were reversals of previously recorded expenses as a result of changes in estimates related to other compensation and benefits.

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

No new awards may be granted under the 2017 Plan; however, 502,299 shares of common stock remain available for issuance under the 2017 Plan in connection with restricted stock units previously awarded under the 2017 Plan.

2024 Incentive Plan

In September 2024, Former TechTarget’s board of directors, as well as the Company’s then current board of directors, approved the 2024 Incentive Plan (the “2024 Plan”), which was approved by the stockholders of Former TechTarget in conjunction with their approval of the Merger agreement and became effective on the Acquisition Date. On December 2, 2024, 6,366,171 shares of Informa TechTarget’s common stock were reserved for issuance under the 2024 Plan and, generally, shares that are forfeited or canceled from awards under the 2024 Plan also will be available for future awards. Under the 2024 Plan, Informa TechTarget may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants vest in equal annual tranches over a three-year period. Shares of stock underlying awards of restricted stock units are not issued until the units vest. The 2024 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards, such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 619,486 shares of common stock that remain subject to outstanding stock-based grants under the 2024 Plan as of March 31, 2026. A further 5,696,002 shares of common stock remain available for issuance for future awards under the 2024 Plan as of March 31, 2026.

2024 Employee Stock Purchase Plan

In September 2024, Former TechTarget’s board of directors adopted the TechTarget, Inc. 2024 Employee Stock Purchase Plan (the “ESPP” and, together with the 2017 Plan and the 2024 Plan, the “Informa TechTarget Plans”), which became effective on the Acquisition Date, at which time 1,400,000 shares of Informa TechTarget’s common stock were reserved for issuance under the ESPP. There was no activity under the ESPP during 2025, and no activity has occurred to date in 2026. The ESPP offers eligible participants the opportunity to purchase shares of Informa TechTarget common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of Informa TechTarget common stock are purchased or (b) the end of such six-month purchase period. As of March 31, 2026, 1,400,000 shares of common stock remain available for issuance under the ESPP.

Informa incentive plans

Certain employees of Informa TechTarget were and continue to be eligible to participate in the following plans issued by Informa: the Long-Term Incentive Plan, ShareMatch, and the US Employee Share Purchase Plan (collectively, the “Parent Plans”). As Informa TechTarget participates in but is not the sponsoring entity of these Parent Plans, no shares for these Parent Plans have been allocated to Informa TechTarget. Any expense resulting from participation in the Plans is included in the consolidated statements of income (loss) and comprehensive income (loss).

Accounting for stock-based compensation

Stock-based compensation expense is recognized based on the estimated fair value of the awards under ASC 718, Compensation — Stock Compensation. The fair value of awards granted under the Informa TechTarget Plans or the Parent Plans is based on either Informa TechTarget's or the Parent’s common stock, depending on the plan under which the awards were granted. The Company applies an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

Restricted stock unit (RSU) awards

Restricted stock unit awards are valued at the market price of a share of Informa TechTarget’s common stock on the date of the grant. A summary of the restricted stock unit award activity under Informa TechTarget’s 2017 Plan and 2024 Plan for the three months ended March 31, 2026 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2025	1,184,653	$18.13	$6,397,126
Granted	—	—
Vested	(6,683)	31.54
Forfeited	(87,318)	18.41
Nonvested outstanding at March 31, 2026	1,090,652	$18.03	$4,231,730

The total fair value of RSU awards that vested during the three months ended March 31, 2026 was $0.2 million.

As of March 31, 2026, there was $13.4 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 1.86 years.

11. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended March 31, 2026 the Company recorded its tax expense based on actual effective tax rate as it was determined that it was unable to make a reliable estimate of its forecasted effective tax rate. The Company recorded an income tax benefit of $11.4 million for the three months ended March 31, 2026. The Company recorded an income tax expense of $26.4 million for the three months ended March 31, 2025. The tax benefit for the three months ended March 31, 2026 increased by approximately $37.8 million, as compared to the same period in 2025, primarily due to a larger non-deductible goodwill impairment charge in the three months ended March 31, 2025 and a difference in geographic mix of earnings in the three months ended March 31, 2026. Due to the Company’s history of impairments the effect of the non-deductible goodwill impairment was not treated as a discrete item in the three months ended March 31, 2025.

12. Related Party Transactions

Revenue and other transactions entered into in the ordinary course of business

Informa TechTarget enters into revenue arrangements in the ordinary course of business with the Parent and its affiliates, which resulted in recording immaterial revenue and cost of revenues during each of the three months ended March 31, 2026 and 2025.

Revolving line of credit

On December 2, 2024, Informa TechTarget entered into a related party loan arrangement with the Informa Group Holdings Limited, which provides Informa TechTarget with a $250.0 million unsecured five-year revolving Credit Facility, which has been drawn upon as of March 31, 2026. Informa TechTarget has paid $1.9 million in certain fees related to the Credit Facility, which have been capitalized and included in other non-current assets. Amortization of these commitment fees into interest expense have not been material for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, Informa TechTarget had $120.1 million and $106.7 million, respectively, drawn in revolving loans under the Credit Facility. Informa TechTarget borrowed $13.4 million under the Credit Facility during the three months ended March 31, 2026.

Interest expense

Interest expense on borrowings under the Credit Facility is recorded within interest expense on related party debt within the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest expense on related party debt	$2,134	$1,813

The accrued interest expense related to long-term debt to Parent was immaterial as of March 31, 2026, and is recorded in related party payables within the accompanying unaudited condensed consolidated balance sheets.

Related party receivables and payables

Informa TechTarget has receivables and payables with the Parent arising from transactions entered into in the ordinary course of business with the Parent, such as related party sales, shared and corporate cost recharges, including payroll and employee related costs, acquisition and integration costs and central operating costs.

Related party receivables and payables are recorded in the accompanying unaudited condensed consolidated balance sheets as follows:

	As of
	March 31, 2026	December 31, 2025
Related party receivable	$5,952	$4,019
Related party payables	$8,067	$5,671

Settlement patterns of related party payables vary from transaction to transaction and are repaid on a non-routine basis. Changes in related party receivables and payables are presented in operating activities in the unaudited condensed consolidated statement of cash flows.

Service agreements

In connection with the Merger, Informa TechTarget entered into a transitional service agreement with Informa Group Limited to receive certain business support services for generally up to 18 months after the closing for an initial monthly fee which approximated $2.0 million and decreases over the course of the agreement. These services include, but are not limited to, IT services, accounting & financial services, HR & payroll services, property services, and business support services. In connection with the Merger, Informa TechTarget also entered into various arrangements with employees of the Parent and its subsidiaries, including the Company's Chief Executive Officer, to perform services for Informa TechTarget under a secondment arrangement. For the three months ended March 31, 2026 and 2025, Informa TechTarget had incurred $5.7 and $5.5 million, respectively, for these transitional and secondment services, which are classified within general and administrative expenses. For the three months ended March 31, 2026 and 2025, the Company incurred related party acquisition and integration costs of $1.0 million and $0.2 million, respectively.

13. Segments

In connection with the Transactions, during the first quarter of 2026, the Company made changes to its organizational structure to take advantage of the combined product offering portfolio. These changes did not impact the Company’s consolidated financial statements, but did impact its reportable segments. The Company has determined that it operates in two operating and reportable segments: Brand to Demand (“B2D”) and Intelligence & Advisory (“I&A”). Prior to the first quarter of 2026, the Company operated as one operating and reportable segment. Segment information for the comparative prior year period has been recast to reflect the two operating and reportable segments.

The B2D segment primarily generates revenues through the provision of products and services that help clients raise awareness for their brand, establish thought leadership in the marketplace, build consideration and ultimately generate demand for sales. All of the Company's B2D products and services are underpinned by a depth of market expertise and experience and a wealth of proprietary market and permissioned membership data that enables the creation of custom content offerings, and the ability to comprehensively analyze purchase intent data from actively engaged enterprise technology and business professionals. The clients and users of the Company's B2D segment products and services are primarily product marketers, brand markets, demand markers, partner marketers, industry marketers, field marketers and field sales.

The I&A segment primarily generates revenues through the provision of products and services that inform and shape the corporate strategy, market strategy, product strategy and go-to market strategy of our clients. All of our I&A products and services are underpinned by a depth of market expertise and experience and a wealth of proprietary market and permissioned membership data that enables the creation of market intelligence data and analysis and strategy and go-to-market strategy advisory. The clients and users of our I&A segment products and services are primarily corporate strategy & development, strategic business development, product managers and product marketers.

The segments represent components of the Company for which separate financial information is available that is utilized by the CODM (Chief Executive Officer) in determining how to make operational decisions, allocate resources and evaluate performance. The segments are determined based on several factors, including homogeneity of products, delivery channels, client base, and go to market strategy. The CODM considers both budget to actual results, as well as actual to actual variances, when evaluating the performance of, and allocating resources to, each of the segments, as well as in developing certain compensation recommendations.

Segment expenses include the expenses of each segment organization that are reviewed by the CODM, and exclude unallocated corporate and administrative costs, depreciation, amortization, goodwill impairment, restructuring expense (income), acquisition and integration expenses, and remeasurement of contingent consideration. The accounting policies used by the segments are the same as those used in the consolidated financial statements. The CODM does not review or evaluate assets as part of segment performance. Accordingly, the Company does not identify or allocate assets by reportable segment.

The following tables present selected segment information as described above:

Three Months Ended March 31, 2026	Brand to Demand	Intelligence & Advisory	Total Segments
Revenue	$75,191	$30,857	$106,048
Direct expenses (1)	(13,712)	(1,940)	(15,652)
Indirect expenses (2)	(26,148)	(19,262)	(45,410)
Segment operating income	$35,331	$9,655	$44,986

Three Months Ended March 31, 2025	Brand to Demand	Intelligence & Advisory	Total Segments
Revenue	$71,790	$32,097	$103,887
Direct expenses (1)	(11,812)	(3,019)	(14,831)
Indirect expenses (2)	(26,417)	(20,015)	(46,432)
Segment operating income	$33,561	$9,063	$42,624
(1)
Direct expenses in both operating segments represent costs directly incurred in generating revenues, including editorial and consulting costs, third-party and advertising spend, freelance contractor expenses, website hosting and other direct IT costs, sales commissions, event and venue expenses, directly attributable travel and related costs, and bad debt provisions.
(2)
Indirect expenses in both operating segments reflect costs not directly attributable to revenue generation. These consist primarily of salaries and other personnel-related costs, office and facility expenses and related overheads, accounting, legal and other professional fees, and product development expenditures. For the three months ended March 31, 2026, indirect expenses include depreciation and amortization expense of $0.8 million in the B2D segment, and $0.1 million in the I&A segment. For the three months ended March 31, 2025, indirect expenses include depreciation and amortization expense of $0.3 million in the B2D segment and $0.2 million in the I&A segment.

The following table presents a reconciliation of segment operating income to reported operating loss:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Segment operating income	$44,986	$42,624
Unallocated direct expenses (1)	(3,023)	(1,079)
Unallocated indirect expenses (2)	(37,636)	(40,239)
Unallocated depreciation	(638)	(299)
Unallocated amortization	(24,238)	(25,483)
Impairment of goodwill	(45,006)	(459,100)
Restructuring (expense) income	455	—
Acquisition and integration costs	(15,822)	(9,328)
Remeasurement of contingent consideration	(36)	—
Reported operating loss	(80,958)	(492,904)
Related party interest expense	(2,134)	(1,813)
Interest income	52	826
Other income (expense), net	900	(3,094)
Loss before provision for income taxes	$(82,140)	$(496,985)
(1)
Unallocated direct expenses include selected marketing and promotional costs, commissions, travel and entertainment expenses, allowance for credit losses, and other similar items that are not attributable to individual operating segments. Accordingly, these expenses are excluded from the assessment of segment performance.
(2)
Unallocated indirect expenses primarily include personnel and related costs of central functions, facility and related overhead expenses, and accounting, legal, and other professional fees. These costs are not considered in assessing operating segment performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2025 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the SEC. Please refer to "Cautionary Note Regarding Forward-Looking Statements” on page 35 of this Quarterly Report on Form 10-Q.

Overview

Background

The Company helps technology companies accelerate growth through first party B2B data, market insight and market access.

Following a period of expansion, the specialist technology research business of the Company is now among the largest providers of these services. It employs expert analysts, editors and consultants to create data-driven intelligence products and advisory services for product managers, corporate strategists, channel chiefs and the C-suite, challenging market strategies, sharpening product roadmaps and accelerating time to market and revenue.

Through the Omdia brand, which now incorporates the formerly separate specialist brands Canalys, Wards Intelligence and Enterprise Strategy Group, the Company provides research and intelligence services to technology providers based on expert analysis and data-driven intelligence and reports. These products or businesses and their portfolio of digital media brands inform, educate and influence tech buyers, creating engaged and specialist audiences.

Targeted access to these specialist audiences is provided through a growing range of data-driven digital products and services that are designed to deliver highly qualified leads, demand generation and buyer intent to technology vendors, connecting them with the right buyers at the right time to maximize return on investment (“ROI”) and accelerate growth.

Selected Informa TechTarget brands*
Specialist B2B Content: Intelligence & Advisory Brands	Specialist B2B Buyer Content: Brand & Content Brands	B2B Buyer Intent & Demand Brands
Omdia by Informa TechTarget	Industry Dive	Informa TechTarget
	Information Week	NetLine
Light Reading
AI Business

*Not inclusive of all brands

Industry Background and Trends

Informa TechTarget sits at the intersection of tech and B2B marketing, each dynamic innovative markets in their own right, with what management believes are compelling structural growth drivers. Management believes this provides a strong underpin to the long-term growth ambitions of Informa TechTarget.

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

Recent performance has also been impacted by subdued sales and marketing budgets amongst many of Informa TechTarget’s enterprise technology customers as more of their expenditures have been concentrated on R&D activities, particularly around artificial intelligence. Management believes that, as these vendors ultimately seek to achieve a ROI on the results of their R&D, this will result in a resurgence in growth of sales and marketing activity and budgets to support new product launches and enhancements.

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

The Informa TechTarget businesses, help both buyers of B2B technology with knowledge and intelligence, supporting them through different stages of the buyer journey, and sellers of B2B technology in identifying relevant buyers for their products, who are in-market and with the greatest purchasing intent. These digital solutions fall into a number of categories:

•
Demand solutions: The businesses enable marketers to directly engage prospective buyers through a portfolio of content marketing programs, including webinars, whitepapers, playbooks, virtual events and surveys. Through syndicating these across owned media properties and to NetLine’s publisher network, marketers can influence B2B tech buyers and generate demand for their products and services. The businesses are focused on delivering high-quality leads to marketers by gating their content across properties to maximize ROI. The BrightTALK platform and audience outreach offerings allow the Company's customers to create, host and promote webinars, virtual events and video content. Customers create their own hosted Channels on the platform where they schedule both live and on-demand webinars for promotion to BrightTALK’s community of in-market accounts and prospects. The BrightTALK Channel also enables customers to self-administer lead generation campaigns, set up workflow integrations between the Channel and their CRM and MAP systems, and access reporting detailing the size and growth of their community of subscribers over time. Customers may also create an off-network embedded Channel page on their own corporate website featuring content in their BrightTALK Channel, as well as an embedded BrightTALK registration form that captures and converts interested individuals to marketing leads.
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

Segments

In connection with the 2024 Transactions, during the first quarter of 2026, the Company made changes to its organizational structure to take advantage of the combined product offering portfolio. In connection with these changes to organizational structure, starting in the first quarter of 2026, the Company operates in two segments: Brand to Demand (“B2D”) and Intelligence & Advisory (“I&A”). The B2D segment primarily generates revenues through the provision of services that enable marketers to raise their brands’ awareness and directly engage prospective buyers through a portfolio of brand content marketing programs (including webinars, whitepapers, playbooks, virtual events and surveys) to create demand, the creation of custom content offerings, and the ability to comprehensively analyze purchase intent data from actively engaged enterprise technology and business professionals. The I&A segment primarily generates revenues through the provision of its “intelligence” subscription service, providing clients with a core “data backbone” in addition to qualitative analyst-produced content across the technology industry spectrum (Intelligence). The Company, leveraging insights gathered through Intelligence, provides advisory services working as an extension of client teams, working together to provide strategic support in assessing critical business challenges and providing bespoke solutions.

Critical Accounting Policies and Use of Estimates

Preparation of the accompanying unaudited condensed consolidated financial statements requires management to make judgments, assumptions and estimates regarding uncertainties that could affect reported revenue, expenses, assets, liabilities and equity. The most significant areas where management’s judgments, assumptions and estimates impact the unaudited condensed consolidated financial statements are described below. Actual results in these areas could differ materially from management’s estimates under different assumptions and conditions. Significant accounting policies are described fully in Note 2. Significant Accounting Policies to the consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Presentation

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

Goodwill Impairment

As of March 31, 2026 and December 31, 2025, goodwill was $1.1 million and $45.6 million, respectively. Informa TechTarget's goodwill represents the excess purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. Informa TechTarget performs an assessment of goodwill for impairment annually as of December 31 or whenever events or changes in circumstances indicate there may be an impairment.

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

During the first quarter of 2026, the Company made changes to its organizational structure to take advantage of the combined product offering portfolio. As a result, the Company, as of March 31, 2026, had two reporting units: Brand to Demand, and Intelligence & Advisory. As of the last prior date that the Company assessed goodwill for impairment, which was December 31, 2025, the company had five reporting units. See further discussion at Note 4, Goodwill. The Company identified a sustained decline in share price during the first quarter of 2026 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for its reporting units. For the three months ended March 31, 2026, Informa TechTarget performed the required impairment tests of goodwill on its previous five reporting units (pre-reorganization basis), and then on its current two reporting units (post-reorganization basis), using a discounted cash flow model with the following key assumptions in the fair value calculations:

•
Projected cash flows: For the first quarter of 2026, the Company used a two-stage valuation approach to projected cash flows, which included key assumptions of forecasted revenue growth rate and EBITDA margin followed by a steady state period of long-term growth. Forecasts for the first stage include management expectations of Informa TechTarget's financial performance with key assumptions of forecasted revenue growth rate and EBITDA margin and represent the best estimate of the future performance of the relevant reporting units, followed by a steady state period of long-term growth. Forecasts for the second stage are based on determining the Company’s terminal value, which is the value of the business beyond the discrete forecast period and utilizes a two‑stage growth model with an initial high‑growth rate stage, followed by a perpetual normalized growth stage.
•
Discount rate: For the first quarter of 2026, a post-tax discount rate using a weighted average cost of capital methodology. For the cost of debt, Informa TechTarget considered market rates, based on entities with a comparable credit rating. The cost of equity is calculated using the Capital Asset Pricing Model methodology. The discount rates include appropriate risk premiums to reflect additional risks of the specific reporting units being tested.
•
Long-term growth rate: For the first quarter of 2026, long-term growth rates are based on external factors such as long-term Consumer Price Index rates and external market reports for the main geographic markets in which each reporting unit operates and therefore are not considered to exceed the long-term average growth prospects for the individual markets. Long-term growth rates have not been risk adjusted to reflect any of the specific reporting unit uncertainties noted above, as these uncertainties are already reflected in the discount rates used.
•
Tax rate: For the first quarter of 2026, the tax rate is based on external reports of the weighted-average corporate tax rates for the main geographic markets in which each reporting unit operates.
•
Net working capital rate: For the first quarter of 2026, the net working capital rate is based on the market participant level of cash free net working capital, and a comparison of guideline public companies.
•
Capital expenditures rate: For the first quarter of 2026, the capital expenditures rate is based on the Company’s historical depreciation expense.

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

The goodwill impairment assessment as of March 31, 2026, based on both the prior five reporting units, and the current two reporting units, is described below.

Goodwill impairment assessment based on the prior five reporting units (pre-reorganization basis):

Canalys

Based on the quantitative fair value testing, a goodwill impairment of $8.1 million was recognized during the three months ended March 31, 2026. The carrying value of goodwill in the Canalys reporting unit after the impairment charge was $1.1 million. For the three months ended March 31, 2026, an 8.8% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended March 31, 2026, a 1.5% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of March 31, 2026 would have resulted in all goodwill being impaired. For the three months ended March 31, 2026, a 7.1% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended March 31, 2026, a 1.0% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of March 31, 2026 would have resulted in all goodwill being impaired. For the three months ended March 31, 2026 a 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit would have increased or decreased the goodwill impairment recognized by $1.0 million. For the three months ended March 31, 2026, a 100 basis-point increase in the long-term growth rate used for the goodwill assessment over this reporting unit would have decreased the goodwill impairment recognized by $1.0 million. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

NetLine

Based on the quantitative fair value testing, a goodwill impairment of $6.8 million was recognized during the three months ended March 31, 2026. There was no carrying value of goodwill remaining in the NetLine reporting unit after the $6.8 million impairment charge. For the three months ended March 31, 2026, a 9.5% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended March 31, 2026, a 5.6%

increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended March 31, 2026 and 2025, a 100 basis-point decrease in the discount rate used for the goodwill assessment over this reporting unit would have decreased the goodwill impairment recognized by $2.0 million. For the three months ended March 31, 2026, a 100 basis-point increase in the long-term growth rate used for the goodwill assessment over this reporting unit would have decreased the goodwill impairment recognized by $1.0 million. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Legacy TechTarget

The entire balance of goodwill in the Legacy TechTarget reporting unit was written off during 2025.

Bluefin

Based on the quantitative fair value testing, a goodwill impairment of $3.7 million was recognized during the three months ended March 31, 2026. There was no carrying value of goodwill remaining in the Bluefin reporting unit after the $3.7 million impairment charge. For the three months ended March 31, 2026, an 8.0% increase in the weighted average forecasted revenue growth rate would have resulted in no impairment in the period. For the three months ended March 31, 2026, a 4.2% increase in the weighted average EBITDA margin would have resulted in no impairment in the period. For the three months ended March 31, 2026, a 100 basis-point decrease in the discount rate used for the goodwill assessment over this reporting unit would have decreased the goodwill impairment recognized by $4.0 million. For the three months ended March 31, 2026, a 100 basis-point increase in the long-term growth rate used for the goodwill assessment over this reporting unit would have decreased the goodwill impairment recognized by $2.0 million. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Industry Dive

Based on the quantitative fair value testing, no goodwill impairment was recognized during the three months ended March 31, 2026. The carrying value of goodwill in the Industry Dive reporting unit was $26.4 million prior to the reorganization. For the three months ended March 31, 2026, a 10% decrease in the weighted average forecasted revenue growth rate used for the goodwill assessment over this reporting unit as of March 31, 2025 would have increased the goodwill impairment recognized by $15.0 million. For the three months ended March 31, 2026, a 6.0% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting would have resulted in all goodwill being impaired. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Goodwill impairment assessment based on the current two reporting units (post-reorganization basis):

Brand to Demand

Based on the quantitative fair value testing, a goodwill impairment of $26.4 million was recognized during the three months ended March 31, 2026. There was no carrying value of goodwill in the Brand to Demand reporting unit after the impairment charge as of March 31, 2026. For the three months ended March 31, 2026, a 100 basis-point decrease in the discount rate used for the goodwill assessment over this reporting unit would have decreased the goodwill impairment recognized by $17.0 million. For the three months ended March 31, 2026, a 100 basis-point increase in the long-term growth rate used for the goodwill assessment over this reporting unit would have decreased the goodwill impairment recognized by $10.0 million. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Intelligence & Advisory

Based on the quantitative fair value testing, there was no goodwill impairment recognized during the three months ended March 31, 2026. The carrying value of goodwill in the Intelligence & Advisory reporting unit after the impairment charge was $1.1 million as of March 31, 2026. For the three months ended March 31, 2026, a 6.1% decrease in the weighted average EBITDA margin used for the goodwill assessment over this reporting unit as of March 31, 2026 would have resulted in all goodwill being impaired. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Components of Results of Operations

Revenues

Revenue is disaggregated into four categories: Marketing, advertising services and sponsorship; Intelligence subscription services; Advisory services; and Exhibitor and attendee revenue.

These products and services are delivered under both short-term contracts that run for the length of a given marketing/sales program, typically less than nine months, and through integrated contracts exceeding 270 days (“longer-term contracts”) covering various client needs. Longer-term contracts include a range of annual subscription products, which are paid for in advance. In the three months ended March 31, 2026 and 2025, approximately 34% and 37%, respectively, of our revenues were from longer-term contracts.

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

Restructuring expense (income)

Restructuring expense (income) primarily relate to the Restructuring Plan designed to reshape, optimize, and support the Company’s financial and operational efficiency. The plan involves streamlining certain areas and functions and reinvesting in others to improve the delivery of products and services to customers and enhance the Company’s global go-to-market capabilities.

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

Results of Operations

The following table sets forth a summary of certain key financial information for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,		Percent Change
	2026	2025	2026 vs 2025
Revenues:	$106,048	$103,887	2%
Total cost of revenues	(48,026)	(44,160)	9%
Gross profit	58,022	59,727	(3%)
Operating expenses:
Selling and marketing	33,427	33,310	0%
General and administrative	18,830	24,284	(22%)
Product development	3,663	2,789	31%
Depreciation	714	532	34%
Amortization, excluding amortization included in cost of revenues	21,937	23,288	(6%)
Impairment of goodwill	45,006	459,100	(90%)
Restructuring expense (income)	(455)	—	n.m.
Acquisition and integration costs	15,822	9,328	70%
Remeasurement of contingent consideration	36	—	n.m.
Total operating expenses	138,980	552,631	(75%)
Operating loss	(80,958)	(492,904)	84%
Interest expense on related party loans	(2,134)	(1,813)	18%
Interest income	52	826	(94%)
Other income (expense), net	900	(3,094)	129%
Loss before provision for income taxes	(82,140)	(496,985)	(83%)
Income tax benefit (expense)	11,359	(26,403)	(143%)
Net loss	$(70,781)	$(523,388)	(86%)

Comparison of The Three Months Ended March 31, 2026 and 2025

Revenues

	For the Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	Percent Change
Marketing, advertising services, and sponsorship	$75,517	$72,283	$3,234	4%
Intelligence subscription services	18,657	18,846	(189)	(1)%
Advisory services	11,781	12,546	(765)	(6)%
Exhibitor and attendee	93	212	(119)	(56)%
Total revenues	$106,048	$103,887	$2,161	2%

Revenue for the three months ended March 31, 2026 was $106.0 million, an increase of $2.2 million, or 2%, compared to the three months ended March 31, 2025. The increase was primarily driven by the Brand to Demand segment, which contributed $3.4 million of incremental revenue, reflecting continued strength across the Demand Generation and Branding product lines. This growth was partially offset by a $1.2 million decrease in Intelligence & Advisory segment revenues, primarily due to strategic go to market consulting areas of the business.

Cost of revenues

	For the Three Months Ended March 31,
	2026	2025	Increase	Percent Change
Cost of revenues	$48,026	$44,160	$3,866	9%

Cost of revenues for the three months ended March 31, 2026 was $48.0 million, representing an increase of $3.9 million, or 9%, compared to the three months ended March 31, 2025. The increase was primarily driven by a $3.2 million increase which was mainly attributable to higher content and editorial expenses and electronic fulfillment costs, consistent with increased activity levels. The remaining $0.6 million relates to an increase in amortization reflecting higher amortization of capitalized content and platform-related assets.

Operating expenses and other

	For the Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$33,427	$33,310	$117	0%
General and administrative	18,830	24,284	(5,454)	(22%)
Product development	3,663	2,789	874	31%
Depreciation	714	532	182	34%
Amortization, excluding amortization included in cost of revenues	21,937	23,288	(1,351)	(6%)
Impairment of goodwill	45,006	459,100	(414,094)	(90%)
Restructuring expense (income)	(455)	—	(455)	n.m.
Acquisition and integration costs	15,822	9,328	6,494	70%
Remeasurement of contingent consideration	36	—	36	n.m.
Total operating expenses	$138,980	$552,631	$(413,651)	(75%)
Interest expense on related party loans	(2,134)	(1,813)	(321)	18%
Interest income	52	826	(774)	(94%)
Other income (expense), net	900	(3,094)	3,994	129%
Income tax benefit (expense)	$11,359	$(26,403)	$37,762	(143%)

Selling and Marketing. Selling and marketing expenses increased by $0.1 million, or less than 1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by a $1.4 million increase in sales commissions, reflecting changes in sales mix and performance‑based compensation, and a $0.2 million increase in marketing costs related to ongoing promotional activity, partially offset by a $2.2 million reduction in marketing expenses.

General and Administrative. General and administrative expenses decreased by $5.5 million, or 22%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily driven by a $5.0 million reduction in staff‑related costs, reflecting post‑transaction synergies and headcount reductions. This was partially offset by a $2.2 million increase in IT and communication costs. Other decreases, totaling $2.6 million, primarily related to reduced office and facility expenses, lower professional fees, and decreased share‑based compensation.

Restructuring expense (income). Restructuring income was $0.5 million for the three months ended March 31, 2026, compared to no restructuring expense (income) in the three months ended March 31, 2025. Restructuring expense (income) primarily relate to a company‑wide restructuring and workforce reduction program initiated in August 2025, aimed at improving operational efficiency and reducing the overall cost base. The income recognized in the current period primarily reflects reversals of previously recorded expenses as a result of changes in estimates.

Product Development. Product development costs increased by $0.9 million, or 31% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to higher staff and related personnel costs supporting product development activities.

Depreciation. Depreciation expense increased by $0.2 million, or 34% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an adjustment to the estimated useful lives of existing leasehold improvements in the anticipation of a relocation of the Newton office lease.

Amortization. Amortization expense decreased by $1.4 million, or 5.8% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to higher amortization included in cost of revenues in the current period.

Impairment of Goodwill. As a result of the impairment analysis in the three months ended March 31, 2026 and March 31, 2025, impairment charges of $45.0 million and $459.1 million were recorded, respectively. Due to decreases in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred in each period, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at March 31, 2026 and 2025. We estimate the implied fair value of our goodwill primarily using an income approach. Changes in the estimates or assumptions used in our quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to continued increases in costs and other macroeconomic factors.

Acquisition and Integration Costs. Acquisition and integration expenses increased by $6.5 million, or 70%., for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to increased external consulting and advisory integration costs compared to the prior year period.

Remeasurement of Contingent Consideration. For the three months ended March 31, 2026, the Company recognized an immaterial amount of remeasurement expense related to contingent consideration. No contingent consideration remeasurement was recorded for the three months ended March 31, 2025.

Interest Expense on Related Party Loans. Interest expense on related party loans increased $0.3 million, or 18%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the timing of the related party debt drawdown, which occurred in late January 2025, resulting in fewer months of incurred interest expense during the three months ended March 31, 2025 compared to the current period.

Interest Income. Interest income decreased $0.8 million, or 93.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to decreased cash balances in the current period.

Other Income (Expense), net. Other income for the three months ended March 31, 2026 was $0.9 million compared to the other expense of $3.1 million for the three months ended March 31, 2025, primarily due to unrealized gains on intercompany balances denominated in foreign currencies in the current period while the prior year period had unrealized losses on intercompany balances denominated in foreign currencies.

`Income Tax Benefit (Expense). Income tax benefit for the three months ended March 31, 2026 was $11.4 million, an increase of $37.8 million compared to the income tax expense of $26.4 million in the three months ended March 31, 2025. The effective tax rate was 13.8% and 5.3% for the three months ended March 31, 2026 and 2025, respectively. In 2026, the effective tax rate was primarily driven by a non-deductible goodwill impairment and a geographic mix of earnings. In 2025, the effective tax rate was primarily driven by non-taxable contingent consideration and larger non-deductible goodwill impairment. Due to the Company’s history of impairments the effect of the non-deductible goodwill impairment was not treated as a discrete item in the three months ended March 31, 2025.

Segment Analysis

As discussed in Note 12 Segments, to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we made changes to our organizational structure in the first quarter of 2026. With these changes, we revised our reportable segments, changing from one segment to two segments. The table below presents Revenues and Segment Operating Income (Loss) for each reportable segment for the three months ended March 31, 2026 and 2025:

For the Three Months Ended March 31, 2026	Brand to Demand	Intelligence & Advisory
Revenues	$75,191	$30,857
Segment operating income (loss)	35,331	9,655
Quarter over quarter revenue change $	3,401	(1,240)
Quarter over quarter revenue change %	5%	(4%)
Quarter over quarter operating income (loss) change $	1,770	592
Quarter over quarter operating income (loss) change %	5%	7%

For the Three Months Ended March 31, 2025	Brand to Demand	Intelligence & Advisory
Revenues	$71,790	$32,097
Segment operating income (loss)	33,561	9,063

Brand to Demand segment revenues increased by $3.4 million, or 5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily reflecting strength across the Demand Generation and Branding product lines. Segment operating income increased by $1.8 million, or 5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven mainly by operational efficiency initiatives, including the realization of synergies and cost rationalization efforts.

Intelligence & Advisory segment revenues decreased by $1.2 million, or 4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to lower program delivery volumes across both the go‑to‑market and strategic consulting areas of the business. Despite the decline in revenues, segment operating income increased by $0.6 million, or 7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, reflecting cost savings associated with lower consulting deliverables, including reduced external data and contractor costs related to project execution.

Liquidity and Capital Resources

At March 31, 2026, our cash and cash equivalents totaled $47.7 million. The Company has a $250 million revolving line of credit with its Parent, of which $129.9 million availability remains as of March 31, 2026. We believe that our existing cash and cash equivalents plus our remaining availability under the revolving Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Informa TechTarget’s primary recurring use of cash is payment of operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as operating expenses for product development, marketing, facilities, and overhead costs.

Cash Flows

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(57)	$12,235
Net cash provided by (used in) investing activities	$(5,927)	$72,091
Net cash provided by (used in) financing activities	$13,115	$(282,033)

Net cash provided by (used in) operating activities

Cash flows used in operating activities for the three months ended March 31, 2026 was $0.1 million, a $12.3 million increase in cash outflows compared to the operating cash inflow for the three months ended March 31, 2025. The cash outflow for the three months ended March 31, 2026 was primarily driven by decreases in accounts payable of $8.6 million, decreases in accrued expenses and other current liabilities of $4.9 million, and an increase in prepaid expenses and other current assets of $2.9 million, partially offset by a decrease in accounts receivable of $17.3 million and an increase in contract liabilities of $5.0 million. The cash inflow for the three months ended March 31, 2025 was primarily driven by a decrease accounts receivable of $11.5 million, increase in contract liabilities of $9.1 million and an increase in related party payables of $9.8 million, partially offset by a decrease in accrued expenses and other current liabilities of $6.3 million, an increase in prepaid expenses and other current assets of $2.4 million, a decrease in accrued compensation of $2.3 million and an increase in related party receivables of $2.2 million.

Net cash provided by (used in) investing activities

Cash flows used in investing activities were $5.9 million and cash flows provided by investing activities were $72.1 million for the three months ended March 31, 2026 and 2025, respectively. The outflows in the three months ended March 31, 2026 reflected increased intangible assets of $5.4 million. The inflows in the three months ended March 31, 2025 reflected the sale of short-term investments of $76.8 million, partially offset by increased intangible assets of $4.4 million.

Net cash provided by (used in) financing activities

Cash flows provided by financing activities were $13.1 million and cash flows used in financing were $282.0 million for the three months ended March 31, 2026 and 2025, respectively. The inflows in the three months ended March 31, 2026 were from borrowings under the Credit Facility of $13.4 million. The outflow for the three months ended March 31, 2025 was due to the repayment of convertible notes of $417.0 million, partially offset by a $135.0 million inflow from the Credit Facility.

Off Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, Informa TechTarget did not have any significant off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements, other than historical facts, are forward-looking statements, including: statements regarding the expected benefits of the Transactions such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; our expectations surrounding the Transactions and our ability to grow our business and bolster our financial position; our expected contractual obligations and capital expenditures; our future results of operations and financial position; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; our future business strategy, plans, market growth and our objectives for future operations; the effectiveness of our Restructuring Plan; the continued remediation of material weaknesses in our internal control over financial reporting; and our competitive market position within our industry. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “plan,” “could,” “would,” “project,” “predict,” “continue,” “target,” or the negatives of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.

We can give no assurance that such plans, estimates, or expectations will be achieved, and therefore, actual results may differ materially from any plans, estimates, or expectations in such forward-looking statements. Important factors that could cause actual results to differ materially from such plans, estimates, or expectations include, among others: unexpected costs, charges, or expenses resulting from the Transactions or the Restructuring Plan; uncertainty regarding our expected financial performance; failure to realize the anticipated benefits of the Transactions, including as a result of integrating our Informa Tech Digital Business with our legacy TechTarget business or the Restructuring Plan; our ability to implement our business strategy; difficulties and delays in achieving revenue and cost synergies; evolving legal, regulatory, and tax regimes; changes in economic, financial, political, and regulatory conditions in the United States and elsewhere, and other factors that contribute to uncertainty and volatility such as inflationary pressures and geopolitical tensions including war; natural and man-made disasters, civil unrest, pandemics, geopolitical uncertainty and conflicts, and conditions that may result from legislative, regulatory, trade, and policy changes associated with the current or subsequent U.S. administrations; our ability to meet expectations regarding the accounting and tax treatments of the Transactions; market acceptance of our products and services; the impact of pandemics and future health epidemics and any related economic downturns on us and the markets in which we and our customers operate; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and IT industries; data privacy and artificial intelligence laws, rules, and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including instability in the regional banking sector, disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, tariffs and trade disputes, rising inflation and interest rate fluctuations on our operating results; and other matters included in our filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Informa TechTarget's market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The Company currently has subsidiaries in the United Kingdom, Hong Kong, China, Australia, Singapore, Germany and France. Approximately 26% of the Company's revenues for the three months ended March 31, 2026, respectively, were derived from customers with billing addresses outside of the United States and our foreign exchange losses were not significant. Additionally, the Company is exposed to foreign exchange risk related to operational expenses incurred, primarily labor costs, most predominantly between the British pound and the United States dollar. Changes in the exchange rate between the British pound and the US dollar can impact the Company's financial results when these foreign currency transactions are converted to US dollars. The Company continues to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. The Company's continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on future results of operations. The Company also maintains receivables and cash accounts denominated

In addition, the Company's foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose it to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest rate risk

At March 31, 2026, the Company had cash and cash equivalents totaling $47.7 million. The cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, the Company believes that it does not have any material exposure to changes in the fair value of its investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

The Company is exposed to market risk for changes in interest rates related to the Credit Facility, which provides for borrowing up to $250.0 million. Interest on the Credit Facility is calculated by reference to the SOFR, plus 2.5% per annum. Assuming that the amounts available under the Credit Facility were fully drawn, a 1% increase in interest rates would result in an increase in annual interest expense and a decrease in cash flows of $2.5 million per year.

Inflation

Although the Company cannot accurately anticipate the future effect of inflation on our financial condition or results of operations, inflation historically has not had a material impact on the Company's operations. If the Company's costs were to become subject to significant inflationary pressures, it may not be able to fully offset such higher costs through price increases for services. The Company's inability to do so could harm its business, financial condition or results of operations.

Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures

Informa TechTarget maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the Company's disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of the Company's controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Management, with the participation of the principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses in our internal control over financial reporting as described below.

Notwithstanding the material weaknesses, and based on the additional analyses and other procedures management performed, management concluded that the Company's unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q state fairly, in all material respects, its financial position and results of operations and cash flows as of each of the dates, and for each of the periods, in accordance with generally accepted accounting principles in the United States of America.

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2025, which remained unremediated as of March 31, 2026:

•
The Company did not design and maintain an effective control environment as it lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with its financial reporting requirements. The limited personnel resulted in the Company's inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.
•
The Company did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting.
•
The Company did not design and maintain effective monitoring controls to ascertain whether the components of internal control are present and functioning, and information and communication controls to support the functioning of internal control.

These material weaknesses contributed to the following additional material weaknesses:

•
The Company did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including the classification of various accounts and the presentation and disclosure of items in the consolidated financial statements.
•
The Company did not design and maintain effective controls to analyze, account for and disclose non-routine, unusual or complex transactions. Specifically, the Company did not design and maintain controls to timely analyze and account for acquisition transactions and asset impairments.
•
The Company did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries, and control activities related to all significant accounts and disclosures, including controls to validate reliability of system-generated information used in the controls.

The material weaknesses related to the lack of sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience, risk assessment, lack of effective controls over the period-end financial reporting process, lack of effective controls related to non-routine, unusual or complex transactions, and the lack of effective control activities related to all significant accounts and disclosures resulted in adjustments recorded in conjunction with the preparation of the financial statements as of and for the year ended December 31, 2025 related to acquisition and integration related costs and certain accrued expenses.

Additionally, the material weaknesses could result in a misstatement of the consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In addition to the foregoing, the Company did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Remediation of Previously Identified Material Weaknesses

With the oversight of the Audit Committee of the Board of Directors, and assistance of third-party advisors, management developed and began executing a comprehensive remediation plan during fiscal year 2025, which is still ongoing as of the date of this report. The following remediation activities commenced in 2025 and will continue into 2026:

•
The Company has hired experienced finance and accounting personnel and supplemented remaining capacity gaps with third-party experts, strengthening technical accounting, SEC reporting, and internal control expertise and enabling the Company to design and implement controls over segregation of duties. The Company will continue to make additional accounting hires to further bolster accounting capabilities;
•
The Company has engaged a third-party advisory firm to begin assisting it in designing, implementing, and documenting control activities across significant process areas (including entity level controls, monitoring controls, period-end review controls, and controls over non-routine and complex transactions) that support its significant accounts and disclosures and align to the COSO framework;
•
The Company has engaged a third-party advisory firm to assist in designing and implementing a formal financial statement risk assessment to identify material financial statement line items for which key controls are needed to ensure complete and accurate financial reporting;
•
The Company has engaged a third-party advisory firm to assist in designing and implementing IT general controls across all relevant systems, including controls over user access, program change management, computer operations, and system development activities;
•
The Company has provided trainings for finance, accounting, and control owners focused on internal control over financial reporting, and will continue to provide trainings to both existing and newly hired personnel; and
•
The Company has designed and began implementing formal accounting policies, procedures and controls.

While management believes these actions represent progress, the material weaknesses have not been fully remediated as of March 31, 2026, as many of these remediation efforts are still ongoing and, in some cases, sufficient time had not elapsed to demonstrate sustained operating effectiveness of the newly designed and implemented controls.

Management will continue to execute the remediation plan throughout fiscal year 2026. The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic, and regulatory environments and to expend significant resources. As management continues to evaluate our internal control over financial reporting, the Company may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

While the Company will devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, the Company may be subject to various claims and proceedings. The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened litigation against us that the Company believes could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

The Company's business is subject to a number of risks that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause the Company's operating results to vary significantly from period to period. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors the Company previously disclosed in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 11, 2026. The Company may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the SEC.

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

TECHTARGET, INC.

Date:	May 7, 2026	By:	/s/ Gary Nugent
Gary Nugent
Chief Executive Officer and Director
(principal executive officer)

Date	May 7, 2026	By:	/s/ Daniel T. Noreck
Daniel T. Noreck
Chief Financial Officer and Treasury
(principal financial and accounting officer)