Form 10-Q
period 2026-06-30
TechTarget, Inc.
filed 2026-08-06
CIK 2018064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2026, the registrant had 72,332,660 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TechTarget, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$45,820	$40,626
Accounts receivable, net of allowance for credit losses of $1,378 and $1,168 respectively	70,785	83,819
Related party receivables	1,359	4,019
Prepaid taxes	11,450	11,329
Prepaid expenses and other current assets	14,746	15,592
Total current assets	144,160	155,385
Non-current assets:
Property and equipment, net	2,717	2,299
Goodwill	1,094	45,550
Intangible assets, net	684,517	725,525
Operating lease right-of-use assets	16,016	3,178
Deferred tax assets	3,364	3,360
Other non-current assets	1,575	2,011
Total non-current assets	709,283	781,923
Total assets	$853,443	$937,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,006	$21,160
Related party payables	5,051	5,671
Contract liabilities	62,522	50,526
Operating lease liabilities	2,434	3,112
Accrued expenses and other current liabilities	15,300	22,572
Accrued compensation expenses	17,672	19,037
Income taxes payable	3,662	4,349
Contingent consideration	710	190
Total current liabilities	125,357	126,617
Non-current liabilities:
Operating lease liabilities	9,136	1,426
Other liabilities	6,269	6,008
Related party long-term debt	120,091	106,714
Deferred tax liabilities	85,219	100,664
Contingent consideration	515	1,260
Total non-current liabilities	221,230	216,072
Total liabilities	$346,587	$342,689
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 72,346,562 shares issued and 72,328,574 shares outstanding at June 30, 2026; 72,308,235 shares issued and 72,291,454 shares outstanding at December 31, 2025	72	72
Treasury stock, at cost; 17,988 and 16,781 shares at June 30, 2026 and December 31, 2025, respectively	(715)	(689)
Additional paid-in capital	1,652,387	1,647,840
Accumulated deficit	(1,176,759)	(1,084,243)
Accumulated other comprehensive income	31,871	31,639
Total stockholders’ equity	506,856	594,619
Total liabilities and stockholders’ equity	$853,443	$937,308

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues[1]	$116,148	$119,943	$222,196	$223,830
Cost of revenues[1,2]	(51,665)	(51,164)	(99,691)	(95,324)
Gross profit	64,483	68,779	122,505	128,506
Operating expenses:
Selling and marketing[2]	29,672	37,063	63,099	70,373
General and administrative[1,2]	21,899	18,921	40,729	43,205
Product development[2]	3,356	2,596	7,019	5,385
Depreciation	419	531	1,133	1,063
Amortization, excluding amortization of $3,206, $2,950, $6,322, and $5,423 included in cost of revenues	22,619	22,898	44,556	46,186
Impairment of goodwill	—	382,248	45,006	841,348
Restructuring expense (income)	73	—	(382)	—
Acquisition and integration costs[1]	8,526	14,811	24,348	24,139
Remeasurement of contingent consideration	—	—	36	—
Total operating expenses	86,564	479,068	225,544	1,031,699
Operating loss	(22,081)	(410,289)	(103,039)	(903,193)
Related party interest expense	(2,166)	(2,815)	(4,300)	(4,628)
Interest income	51	62	103	888
Other income (expense), net	451	(5,222)	1,351	(8,316)
Loss before provision for income taxes	(23,745)	(418,264)	(105,885)	(915,249)
Income tax benefit (provision)	2,010	19,602	13,369	(6,801)
Net loss	$(21,735)	$(398,662)	$(92,516)	$(922,050)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1,651	6,768	232	10,758
Total comprehensive loss	$(20,084)	$(391,894)	$(92,284)	$(911,292)
Net loss per common share:
Basic	(0.30)	(5.58)	(1.28)	(12.90)
Diluted	(0.30)	(5.58)	(1.28)	(12.90)
Weighted average common shares outstanding:
Basic	72,308,647	71,487,725	72,301,012	71,476,670
Diluted	72,308,647	71,487,725	72,301,012	71,476,670

(1) Amounts include related party transactions as follows(a):
Revenues	$45	$347	$107	571
Cost of revenues	5	323	15	600
General and administrative	5,406	4,917	11,179	10,294
Acquisition and integration costs	969	5,126	1,960	5,353
Other income (expense), net	1,775	—	1,775	—

(2) Amounts include stock-based compensation expense as follows:
Cost of revenues	$293	$426	$594	$734
Selling and marketing	1,391	2,776	2,722	5,533
General and administrative	484	773	878	1,484
Product development	122	185	239	368

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2024	71,460,169	71	1,626,785	(75,937)	20,935	$1,571,854
Net loss	—	—	—	(523,388)	—	(523,388)
Other comprehensive income	—	—	—	—	3,990	3,990
Issuance of shares of common stock from RSU awards	25,012	—	—	—	—	—
Stock-based compensation	—	—	3,959	—	—	3,959
Balance, March 31, 2025	71,485,181	$71	$1,630,744	$(599,325)	$24,925	$1,056,415
Net loss	—	—	—	(398,662)	—	(398,662)
Other comprehensive income	—	—	—	—	6,768	6,768
Other share issuances	100	—	—	—	—	—
Issuance of shares of common stock from RSU awards	3,719	—	—	—	—	—
Stock-based compensation	—	—	4,160	—	—	4,160
Balance, June 30, 2025	71,489,000	$71	$1,634,904	$(997,987)	$31,693	$668,681

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2025	72,308,235	$72	(16,781)	$(689)	$1,647,840	$(1,084,243)	$31,639	$594,619
Net loss	—	—	—	—	—	(70,781)	—	(70,781)
Other comprehensive loss	—	—	—	—	—	—	(1,419)	(1,419)
Issuance of shares of common stock from RSU awards	5,191	—	—	—	—	—	—	—
Impact of net settlements	509	—	(509)	(16)	—	—	—	(16)
Stock-based compensation	—	—	—	—	2,143	—	—	2,143
Balance, March 31, 2026	72,313,935	$72	(17,290)	$(705)	$1,649,983	$(1,155,024)	$30,220	$524,546
Net loss	—	—	—	—	—	(21,735)	—	(21,735)
Other comprehensive income	—	—	—	—	—	—	1,651	1,651
Issuance of common stock from ESPP	29,131	—	—	—	114	—	—	114
Issuance of shares of common stock from RSU awards	2,798	—	—	—	—	—	—	—
Impact of net settlements	698	—	(698)	(10)	—	—	—	(10)
Stock-based compensation	—	—	—	—	2,290	—	—	2,290
Balance, June 30, 2026	72,346,562	$72	(17,988)	$(715)	$1,652,387	$(1,176,759)	$31,871	$506,856

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
Operating Activities:
Net loss	$(92,516)	$(922,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,133	1,063
Amortization	50,878	51,609
Allowance for credit losses	438	965
Operating lease expense	2,182	2,520
Stock-based compensation	4,433	8,119
Deferred tax provision	(15,445)	(24,302)
Impairment of goodwill	45,006	841,348
Fair value adjustment to debt	—	1,323
Gain on sale of intangible assets to related party	(1,775)	—
Loss on disposal of intangibles	899	—
Loss on disposal of property, plant and equipment	461	5
Net foreign exchange (gain)/loss	(848)	7,849
Remeasurement of contingent consideration	36	—
Other	—	(333)
Changes in operating assets and liabilities (net of the impact of acquisitions):
Accounts receivable	12,399	1,567
Prepaid expenses and other current assets	(1,038)	(1,227)
Related party receivables	2,659	(3,855)
Accounts payable	(3,148)	(602)
Income taxes payable	(639)	29,466
Accrued expenses and other current liabilities	(7,277)	(7,784)
Accrued compensation expenses	(1,290)	2,433
Operating lease assets and liabilities with right of use	(5,846)	(2,994)
Contract liabilities	11,887	15,152
Contingent consideration	(43)	—
Other assets (liabilities)	239	257
Related party payables	514	13,177
Net cash provided by operating activities	3,299	13,706
Investing activities:
Purchases of property and equipment, and other capitalized assets	(2,068)	(81)
Purchases of intangible assets	(9,333)	(8,488)
Purchase of investments	—	(291)
Sale of assets to related party	1,775	—
Acquisitions of businesses, net of acquired cash	(1,536)	—
Sale of investments	—	76,795
Net cash provided by (used in) investing activities	(11,162)	67,935
Financing activities:
Tax withholdings related to net share settlements	(26)	—
Proceeds from related party long term debt	13,377	135,000
Contingent consideration settlement	(246)	—
Proceeds from sale of common stock under employee stock purchase program	114	—
Repayment of related party long term debt	—	(15,000)
Repayment of convertible notes	—	(417,033)
Net cash provided by (used in) financing activities	13,219	(297,033)
Effect of exchange rate changes on cash and cash equivalents	(162)	1,141
Net increase (decrease) in cash and cash equivalents	5,194	(214,251)
Cash and cash equivalents at December 31	40,626	275,983
Cash and cash equivalents at June 30	$45,820	$61,732
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$2,154	$817
Cash paid for interest on related party long term debt	$3,934	$4,376
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

The Transactions

On January 10, 2024, Informa PLC (“Informa”) entered into a definitive agreement (the “Transaction Agreement”) to combine Informa Intrepid Holdings Inc. (“Informa Tech Digital Business” or “Accounting Predecessor”), a carved-out business wholly-owned by Informa, with former TechTarget, Inc. (“Former TechTarget”) under the Company. In accordance with the Transaction Agreement, Informa contributed the Informa Tech Digital Business along with $350 million in cash (the “Contribution”), in exchange for an aggregate of 41,651,366 shares of Company common stock (the “Transaction”). Prior to the closing of the Transaction, Informa undertook certain restructuring transactions to separate the Informa Tech Digital Business. As of the closing date of the Transaction, the Informa Tech Digital Businesses was held directly or indirectly by Informa Intrepid Holdings Inc. (“Informa Intrepid”), a wholly owned subsidiary of Informa. The Transaction closed on December 2, 2024. Additionally, the Company paid each Former TechTarget shareholder as consideration for one common share of Former TechTarget (i) one share of Company common stock and (ii) cash consideration of approximately $11.70 per share of Former TechTarget common stock (the “Merger” and, together with the Transaction, the “Transactions”). The Merger closed on December 2, 2024 (the “Acquisition Date”), with Informa then holding a 58% interest in the Company and Former TechTarget shareholders holding the remaining 42% interest in the Company. The Company changed its name to TechTarget, Inc. upon completion of the Merger.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments have been included such that the unaudited condensed consolidated financial statements are fairly stated. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2026.

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

If the qualitative impairment assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, Informa TechTarget performs the quantitative goodwill impairment test, which compares the fair value of the Company's reporting units, primarily using an income approach, to their carrying value. During the first quarter of 2026 and the first and second quarters of 2025, the Company identified a sustained decline in the Company's share price which it determined to be a triggering event for the purposes of testing for goodwill impairment.

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

The Company also considers whether there is an expectation that a long-lived asset will be sold or disposed of before the end of its originally estimated useful life. Recoverability of assets held and used is measured by comparing the asset group’s carrying amount and the estimated undiscounted future net cash flows expected to be generated by the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss will be recorded based on the amount by which the carrying value exceeds the fair value. The Company did not identify any impairment of long-lived assets during the six months ended June 30, 2026.

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

Allowance for credit losses
Balance as of December 31, 2025	$1,168
Addition to provision	10
Write-off	(159)
Balance as of March 31, 2026	$1,019
Addition to provision	428
Write-off	(69)
Balance as of June 30, 2026	$1,378

Allowance for credit losses
Balance as of December 31, 2024	$907
Addition to provision	410
Write-off	(98)
Balance as of March 31, 2025	$1,219
Addition to provision	723
Write-off	(70)
Balance as of June 30, 2025	$1,872

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

The calculations of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(21,735)	$(398,662)	$(92,516)	$(922,050)

Weighted average shares outstanding	72,308,647	71,487,725	72,301,012	71,476,670

Loss per share
Basic:	$(0.30)	$(5.58)	$(1.28)	$(12.90)
Diluted:	$(0.30)	$(5.58)	$(1.28)	$(12.90)

In calculating diluted net loss per share, 1.1 million shares related to unvested restricted stock units were excluded for the three and six months ended June 30, 2026, and 1.4 million shares related to unvested restricted stock units were excluded for the three and six months ended June 30, 2025. The impact of including these restricted stock units would be anti-dilutive.

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

3. Revenues

Disaggregation of revenue

Revenues by Categories:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Marketing, advertising services, and sponsorship	$85,979	$87,134	$161,496	$159,417
Intelligence subscription services	18,623	19,682	37,280	38,528
Advisory services	11,507	13,114	23,288	25,660
Exhibitor and attendee	39	13	132	225
Total revenue	$116,148	$119,943	$222,196	$223,830

During each of the three and six months ended June 30, 2026 and 2025, no individual customer accounted for 10% or more of total revenues and no customer represented 10% or more of total accounts receivable. Within the above disaggregation of revenue, Marketing, advertising services, and sponsorship and Exhibitor and attendee revenues primarily relate to the Company’s B2D segment; and Intelligence subscription services and Advisory services primarily relate to the Company’s I&A segment.

Contract liabilities

Total contract liabilities as of December 31, 2025 were $50.5 million, of which $16.4 million and $45.6 million were recognized as revenue during the three and six months ended June 30, 2026, respectively.

Long-lived assets by geographic area

Long-lived assets, excluding intangible assets and goodwill, by geographic area are detailed below:

	As of
	June 30, 2026	December 31, 2025
United States	$16,227	$1,943
United Kingdom	506	722
Japan	199	962
China	810	977
Rest of World	991	873
Total	$18,733	$5,477

The increase in long-lived assets is primarily related to the amendment of the Company's Newton, Massachusetts lease which increased operating lease right-of-use assets by $14.1 million in the six months ended June 30, 2026, see further discussion in Note 7, Leases. No individual country outside of the United States accounted for 10% or more of Informa TechTarget’s long-lived assets as of June 30, 2026. No individual country outside of the United States, the United Kingdom, Japan, and China accounted for 10% or more of Informa TechTarget’s long-lived assets as of December 31, 2025.

4. Goodwill

The following table represents a roll forward of goodwill balances:

Balance as of December 31, 2025	$45,550
Additions	$679
Impairment	(45,006)
Effect of exchange rate changes	(146)
Balance as of March 31, 2026	$1,077
Impairment	—
Effect of exchange rate changes	17
Balance as of June 30, 2026	$1,094

As of June 30, 2026, the gross carrying amount and accumulated impairment losses of goodwill were $1,183.6 million and $1,182.5 million, respectively. As of June 30, 2026, the net carrying amount of goodwill was $1.1 million.

Goodwill impairment test

The Company tests whether goodwill is impaired at least annually, during the fourth quarter, or when events and circumstances indicate an impairment may have occurred (a “triggering event”). The Company identified a sustained decline in share price during the first quarter of 2026 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for all reporting units. Accordingly, Informa TechTarget performed a quantitative goodwill impairment assessment on its reporting units using the key assumptions in the fair value calculations noted below. The Company did not identify a triggering event during the second quarter of 2026. During the first quarter of 2026, the Company made changes to its organizational structure to take advantage of the combined product offering portfolio that resulted from the Transactions. These changes impacted the Company’s reporting units. Prior to the reorganization, the Company operated in five reporting units: Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget. Subsequent to the reorganization, the Company operates in two reporting units: Brand to Demand (“B2D”) and Intelligence & Advisory (“I&A”). The Company completed a quantitative assessment of goodwill as of March 31, 2026 on both a pre- and post- reorganization basis.

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

During the three months ended June 30, 2026, Informa TechTarget did not recognize any impairment charges related to its reporting units. During the six months ended June 30, 2026, Informa TechTarget recognized impairment charges, on a pre-reorganization basis, related to its Canalys, Bluefin Legacy and NetLine reporting units of $8.1 million, $3.7 million and $6.8 million, respectively. During the six months ended June 30, 2026, Informa TechTarget recognized an impairment charge, under the post-reorganization basis of two reporting units, related to its B2D reporting unit of $26.4 million. After the impairments, the B2D and I&A reporting units had no goodwill remaining and remaining goodwill of $1.1 million, respectively. During the three and six months ended June 30, 2025, Informa TechTarget recognized impairment charges, on a pre-reorganization basis, of $382.2 million and $841.3 million, respectively, related to its Canalys, Industry Dive, Bluefin Legacy and legacy TechTarget reporting units.

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

6. Intangible Assets

The following tables set forth the information for intangible assets subject to amortization:

		As of June 30, 2026
	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships database	13.77	$611,613	$(176,372)	$435,241
Brands and trademarks	13.19	174,523	(40,462)	134,061
Intellectual property	5.50	159,807	(74,451)	85,356
Internal-use software	3.23	44,433	(14,574)	29,859
Total intangible assets		$990,376	$(305,859)	$684,517

		As of December 31, 2025
	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships database	14.17	$610,709	$(145,588)	$465,121
Brands and trademarks	13.67	174,479	(35,148)	139,331
Intellectual property	5.95	159,989	(64,342)	95,647
Developed technology	1.67	527	(309)	218
Internal-use software	3.24	37,197	(11,989)	25,208
Total intangible assets		$982,901	$(257,376)	$725,525

Amortization expense for intangible assets was $25.8 million and $50.9 million during the three and six months ended June 30, 2026, respectively, and $25.8 million and $51.6 million during the three and six months ended June 30, 2025, respectively. Informa TechTarget capitalized internal-use software of $5.0 million and $9.3 million during the three and six months ended June 30, 2026, respectively, and $4.1 million and $8.5 million during the three and six months ended June 30, 2025, respectively.

Future expected amortization expense as of June 30, 2026 is as follows:

Years Ending December 31:	Amortization Expense
2026 (July 1 - December 31)	$54,152
2027	94,406
2028	86,478
2029	78,497
2030	69,313
Thereafter	301,671
$684,517

2026 disposition

In May 2026, the Company sold to Informa certain intangible assets associated with the platform known as GDC Vault for a sale price of $1.8 million. There was no value recorded in the Company’s financial statements related to the assets sold. The entire $1.8 million received was recorded as a gain within other income (expense), net in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The gain is also disclosed as a related party transaction, as discussed at Note 12, Related Party Transactions.

7. Leases

Informa TechTarget determines if any arrangement is, or contains, a lease at its inception based on whether or not Informa TechTarget has the right to control the asset during the contract period. Informa TechTarget is a lessee in any lease contract when Informa TechTarget obtains the right to control the asset. Informa TechTarget’s leases are comprised of property related leases.

Informa TechTarget determines the lease term by assuming the exercise of renewal options that are reasonably certain to be exercised. The Company has leases with renewal options within its portfolio and includes the renewal periods in the lease term if it is reasonably certain to be exercised. Leases with a lease term of 12 months or less at inception are not reflected in Informa TechTarget’s consolidated balance sheets and those lease costs are expensed on a straight-line basis over the respective term. For leases with a term greater than 12 months, operating lease right-of-use (“ROU”) assets are presented within non-current assets, the current portion of operating lease liabilities are presented within current liabilities and the non-current portion of operating lease liabilities are presented within non-current liabilities on the consolidated balance sheets.

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

Operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2026, operating lease costs were $1.2 million and $2.2 million, respectively. During the three and six months ended June 30, 2025, operating lease costs were $1.7 million and $3.0 million, respectively. Expenses associated with short-term leases were $2.3 million and $4.8 million for the three and six months ended June 30, 2026, respectively. Expenses associated with short-term leases were $2.2 million and $4.6 million for the three and six months ended June 30, 2025, respectively. There were no material expenses associated with variable leases for each of the three and six months ended June 30, 2026 and 2025.

The amounts relating to operating leases included in the consolidated balance sheets are as follows:

	As of
	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$16,016	$3,178
Current operating lease liabilities	$2,434	3,112
Non-current operating lease liabilities	9,136	1,426
Total operating lease liabilities	$11,570	$4,538

The weighted average remaining lease term and weighted average discount rate for operating leases are:

	As of
	June 30, 2026	December 31, 2025
Weighted-average years remaining lease term — operating leases	8.3	1.4
Weighted-average discount rate — operating leases	6.5%	5.7%

Remaining maturities of lease liabilities as of June 30, 2026 are as follows:

Minimum Lease
Years ending December 31:	Payments
2026 (July 1 - December 31)	$1,458
2027	1,987
2028	1,760
2029	1,313
2030	1,300
Thereafter	7,372
Total future minimum lease payments	15,190
Less imputed interest	(3,620)
Total operating lease liabilities	$11,570

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

As of June 30, 2026 and December 31, 2025, Informa TechTarget had $120.1 million and $106.7 million, respectively, drawn under the Credit Facility. Informa TechTarget borrowed $13.4 million under the Credit Facility during the six months ended June 30, 2026.

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

The following table represents a roll forward of restructuring expense (income):

Balance as of December 31, 2025	$2,919
Expense (Income)	(455)
Payments/Settlements	(1,936)
Balance as of March 31, 2026	$528
Expense (Income)	73
Payments/Settlements	(241)
Balance as of June 30, 2026	$360

The Company recognized restructuring charges of $0.1 million during the three months ended June 30, 2026. The Company recognized adjustments to restructuring charges of $0.4 million during the six months ended June 30, 2026, due to $0.5 million in reversals of previously recorded expenses as a result of changes in estimates related to other compensation and benefits.

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

No new awards may be granted under the 2017 Plan; however, 475,721 shares of common stock remain available for issuance under the 2017 Plan in connection with restricted stock units previously awarded under the 2017 Plan.

2024 Incentive Plan

In September 2024, Former TechTarget’s board of directors, as well as the Company’s then-current board of directors, approved the 2024 Incentive Plan (the “2024 Plan”), which was approved by the stockholders of Former TechTarget in conjunction with their approval of the Merger agreement and became effective on the Acquisition Date. On December 2, 2024, 6,366,171 shares of Informa TechTarget’s common stock were reserved for issuance under the 2024 Plan and, generally, shares that are forfeited or canceled from awards under the 2024 Plan also will be available for future awards. Under the 2024 Plan, Informa TechTarget may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants vest in equal annual tranches over a three-year period. Shares of stock underlying awards of restricted stock units are not issued until the units vest. The 2024 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards, such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 639,285 shares of common stock that remain subject to outstanding stock-based grants under the 2024 Plan as of June 30, 2026. A further 5,676,203 shares of common stock remain available for issuance for future awards under the 2024 Plan as of June 30, 2026.

2024 Employee Stock Purchase Plan

In September 2024, Former TechTarget’s board of directors adopted the TechTarget, Inc. 2024 Employee Stock Purchase Plan (the “ESPP” and, together with the 2017 Plan and the 2024 Plan, the “Informa TechTarget Plans”), which became effective on the Acquisition Date, at which time 1,400,000 shares of Informa TechTarget’s common stock were reserved for issuance under the ESPP. The ESPP offers eligible participants the opportunity to purchase shares of Informa TechTarget common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of Informa TechTarget common stock are purchased or (b) the end of such six-month purchase period. During the three months ended June 30, 2026, 29,131 shares were issued under the ESPP. There was no activity under the ESPP during 2025. As of June 30, 2026, 1,370,866 shares of common stock remain available for issuance under the ESPP.

Informa incentive plans

Certain employees of Informa TechTarget were and continue to be eligible to participate in the following plans issued by Informa: the Long-Term Incentive Plan, ShareMatch, and the US Employee Share Purchase Plan (collectively, the “Parent Plans”). As Informa TechTarget participates in but is not the sponsoring entity of these Parent Plans, no shares for these Parent Plans have been allocated to Informa TechTarget. Any expense resulting from participation in the Parent Plans is included in the consolidated statements of income (loss) and comprehensive income (loss).

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

Restricted stock unit (RSU) awards

Restricted stock unit awards are valued at the market price of a share of Informa TechTarget’s common stock on the date of the grant. A summary of the restricted stock unit award activity under Informa TechTarget’s 2017 Plan and 2024 Plan for the six months ended June 30, 2026 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2025	1,184,653	$18.13	$6,397,126
Granted	—	—
Vested	(12,934)	31.54
Forfeited	(113,750)	20.33
Nonvested outstanding at June 30, 2026	1,057,969	$17.72	$3,806,708

The total fair value of RSU awards that vested during the three and six months ended June 30, 2026 was $0.2 million and $0.4 million, respectively.

As of June 30, 2026, there was $10.4 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 1.66 years.

11. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three and six months ended June 30, 2026, the Company recorded its tax expense based on the actual effective tax rate as it was determined that it was unable to make a reliable estimate of its forecasted effective tax rate. The Company recorded an income tax benefit of $2.0 million and an income tax benefit of $13.4 million for the three and six months ended June 30, 2026, respectively. The Company recorded an income tax benefit of $19.6 million and an income tax provision of $6.8 million for the three and six months ended June 30, 2025, respectively. The tax benefit for the three and six months ended June 30, 2026 decreased by approximately $17.6 million and increased by approximately $20.2 million, respectively, as compared to the same periods in 2025, primarily due to a larger non-deductible goodwill impairment charge in the 2025 periods, and a difference in geographic mix of earnings in 2026 compared to 2025 for both the three and six month periods. Due to the Company’s history of impairments the effect of the non-deductible goodwill impairment was not treated as a discrete item in both the three and six months ended June 30, 2025.

12. Related Party Transactions

Revenue and other transactions entered into in the ordinary course of business

Informa TechTarget enters into revenue arrangements in the ordinary course of business with the Parent and its affiliates, which resulted in recording immaterial revenue and cost of revenues during each of the three and six months ended June 30, 2026 and 2025.

Revolving line of credit

On December 2, 2024, Informa TechTarget entered into a related party loan arrangement with the Informa Group Holdings Limited, which provides Informa TechTarget with a $250.0 million unsecured five-year revolving Credit Facility, which has been drawn upon as of June 30, 2026. Informa TechTarget has paid $1.9 million in certain fees related to the Credit Facility, which have been capitalized and included in other non-current assets. Amortization of these commitment fees into interest expense have not been material for the three months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 and December 31, 2025, Informa TechTarget had $120.1 million and $106.7 million, respectively, drawn in revolving loans under the Credit Facility. Informa TechTarget borrowed $13.4 million under the Credit Facility during the six months ended June 30, 2026.

Interest expense

Interest expense on borrowings under the Credit Facility is recorded within related party interest expense within the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Related party interest expense	$2,166	$2,815	$4,300	$4,628

The accrued interest expense related to long-term debt to Parent was immaterial as of June 30, 2026, and is recorded in related party payables within the accompanying unaudited condensed consolidated balance sheets.

Related party receivables and payables

Informa TechTarget has receivables and payables with the Parent arising from transactions entered into in the ordinary course of business with the Parent, such as related party sales, shared and corporate cost recharges, including payroll and employee related costs, acquisition and integration costs and central operating costs.

Related party receivables and payables are recorded in the accompanying unaudited condensed consolidated balance sheets as follows:

	As of
	June 30, 2026	December 31, 2025
Related party receivable	$1,359	$4,019
Related party payables	$5,051	$5,671

Settlement patterns of related party payables vary from transaction to transaction and are repaid on a non-routine basis. Changes in related party receivables and payables are presented in operating activities in the unaudited condensed consolidated statement of cash flows.

Service agreements

In connection with the Merger, Informa TechTarget entered into a transitional service agreement with Informa Group Limited to receive certain business support services for generally up to 18 months after the closing for an initial monthly fee which approximated $2.0 million and decreases over the course of the agreement. These services include, but are not limited to, IT services, accounting & financial services, HR & payroll services, property services, and business support services. In connection with the Merger, Informa TechTarget also entered into various arrangements with employees of the Parent and its subsidiaries, including the Company's Chief Executive Officer, to perform services for Informa TechTarget under a secondment arrangement. For the three and six months ended June 30, 2026, Informa TechTarget had incurred $5.4 million and $11.2 million, respectively, for these transitional and secondment services, which are classified within general and administrative expenses. For the three and six months ended June 30, 2025, Informa TechTarget had incurred $4.9 and $10.3 million, respectively, for these transitional and secondment services. For the three and six months ended June 30, 2026, the Company incurred related party acquisition and integration costs of $1.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2025, the Company incurred related party acquisition and integration costs of $5.1 million and $5.4 million, respectively. In the Company’s previously filed Form 10-Q for the quarterly period ended June 30, 2025, the Company incorrectly disclosed the related party acquisition and integration costs as $12.1 million and $19.4 million, for the three and six months ended June 30, 2025, respectively. This immaterial error did not impact total acquisition and integration costs or total net income. These amounts have been corrected in this Form 10-Q for the quarterly period ended June 30, 2026.

Other

As discussed in Note 6. Intangible Assets, in May 2026, the Company sold to Informa certain intangible assets associated with the platform known as GDC Vault for a sale price of $1.8 million. The entire $1.8 million was received in cash and was recorded as a gain within other income (expense), net in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), as there was no carrying value associated with the intangible assets sold.

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

The following tables present selected segment information as described above:

	Three Months Ended June 30, 2026
	Brand to Demand	Intelligence & Advisory	Total Segments
Revenue	$85,866	$30,282	$116,148
Direct expenses (1)	(16,268)	(2,806)	(19,074)
Indirect expenses (2)	(28,205)	(19,736)	(47,941)
Segment operating income	$41,393	$7,740	$49,133

	Three Months Ended June 30, 2025
	Brand to Demand	Intelligence & Advisory	Total Segments
Revenue	$87,361	$32,582	$119,943
Direct expenses (1)	(16,249)	(2,721)	(18,970)
Indirect expenses (2)	(30,416)	(20,348)	(50,764)
Segment operating income	$40,696	$9,513	$50,209

	Six Months Ended June 30, 2026
	Brand to Demand	Intelligence & Advisory	Total Segments
Revenue	$161,057	$61,139	$222,196
Direct expenses (1)	(29,980)	(4,746)	(34,726)
Indirect expenses (2)	(56,148)	(38,998)	(95,146)
Segment operating income	$74,929	$17,395	$92,324

	Six Months Ended June 30, 2025
	Brand to Demand	Intelligence & Advisory	Total Segments
Revenue	$159,151	$64,679	$223,830
Direct expenses (1)	(28,061)	(5,740)	(33,801)
Indirect expenses (2)	(62,329)	(40,363)	(102,692)
Segment operating income	$68,761	$18,576	$87,337
(1)
Direct expenses in both operating segments represent costs directly incurred in generating revenues, including editorial and consulting costs, third-party and advertising spend, freelance contractor expenses, website hosting and other direct IT costs, sales commissions, event and venue expenses, directly attributable travel and related costs, and bad debt provisions.
(2)
Indirect expenses in both operating segments reflect costs not directly attributable to revenue generation. These consist primarily of salaries and other personnel-related costs, office and facility expenses and related overheads, accounting, legal and other professional fees, and product development expenditures. For the three months ended June 30, 2026, indirect expenses include depreciation and amortization expense of $0.3 million in the B2D segment, and $0.1 million in the I&A segment. For the three months ended June 30, 2025, indirect expenses include depreciation and amortization expense of $0.3 million in the B2D segment and $0.2 million in the I&A segment. For the six months ended June 30, 2026, indirect expenses include depreciation and amortization expense of $1.1 million in the B2D segment, and $0.1 million in the I&A segment. For the six months ended June 30, 2025, indirect expenses include depreciation and amortization expense of $0.6 million in the B2D segment and $0.4 million in the I&A segment. The Brand to Demand indirect expenses previously reported for the three months ended March 31, 2026 and March 31, 2025 were understated by $1.8 million and $5.5 million respectively, and therefore the segment operating income was overstated by those amounts in those periods. The unallocated indirect expenses previously reported for the three months ended March 31, 2026 and March 31, 2025 were overstated by $1.8 million and $5.5 million respectively. These immaterial errors have been corrected for the six months ended June 30,2026 and June 30, 2025.

The following table presents a reconciliation of segment operating income to reported operating loss:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Segment operating income	$49,133	$50,209	$92,324	$87,337
Unallocated direct expenses (1)	(4,739)	(4,825)	(7,762)	(5,904)
Unallocated indirect expenses (2)	(31,968)	(32,742)	(67,809)	(67,485)
Unallocated depreciation	(337)	(301)	(975)	(600)
Unallocated amortization	(25,571)	(25,571)	(49,809)	(51,054)
Impairment of goodwill	—	(382,248)	(45,006)	(841,348)
Restructuring (expense) income	(73)	—	382	—
Acquisition and integration costs	(8,526)	(14,811)	(24,348)	(24,139)
Remeasurement of contingent consideration	—	—	(36)	—
Reported operating loss	(22,081)	(410,289)	(103,039)	(903,193)
Related party interest expense	(2,166)	(2,815)	(4,300)	(4,628)
Interest income	51	62	103	888
Other income (expense), net	451	(5,222)	1,351	(8,316)
Loss before provision for income taxes	$(23,745)	$(418,264)	$(105,885)	$(915,249)
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

Goodwill Impairment

As of June 30, 2026 and December 31, 2025, goodwill was $1.1 million and $45.6 million, respectively. Informa TechTarget's goodwill represents the excess purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. Informa TechTarget performs an assessment of goodwill for impairment annually as of December 31 or whenever events or changes in circumstances indicate there may be an impairment.

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

During the first quarter of 2026, the Company made changes to its organizational structure to take advantage of the combined product offering portfolio. As a result, the Company, as of March 31, 2026, had two reporting units: Brand to Demand, and Intelligence & Advisory. As of the Company's goodwill impairment assessment performed on December 31, 2025, the company had five reporting units. See further discussion at Note 4, Goodwill. The Company identified a sustained decline in share price during the first quarter of 2026 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for its reporting units. During the second quarter of 2026, there was no triggering event requiring an impairment assessment. For the three months ended March 31, 2026, Informa TechTarget performed the required impairment tests of goodwill on its previous five reporting units (pre-reorganization basis), and then on its current two reporting units (post-reorganization basis), using a discounted cash flow model with the following key assumptions in the fair value calculations:

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

Intelligence & Advisory

Based on the quantitative fair value testing, there was no goodwill impairment recognized during the three months ended March 31, 2026. The carrying value of goodwill in the Intelligence & Advisory reporting unit on a post-reorganization basis was $1.1 million as of March 31, 2026.

Components of Results of Operations

Revenues

Revenue is disaggregated into four categories: Marketing, advertising services and sponsorship; Intelligence subscription services; Advisory services; and Exhibitor and attendee revenue.

These products and services are delivered under both short-term contracts that run for the length of a given marketing/sales program, typically less than nine months, and through integrated contracts exceeding 270 days (“longer-term contracts”) covering various client needs. Longer-term contracts include a range of annual subscription products, which are paid for in advance. In the three and six months ended June 30, 2026, approximately 28% and 29%, respectively, of our revenues were from longer-term contracts. In the three and six months ended June 30, 2025, approximately 33% and 35%, respectively, of our revenues were from longer-term contracts.

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

Other income (expense), net

Other income (expense), net consists primarily of unrealized/realized foreign currency transaction gains and losses, and other non-operating income and expense transactions.

Income tax benefit (expense)

Income tax benefit (expense) reflects income earned and taxed, in jurisdictions in which Informa TechTarget conducts business, which mainly include the United Kingdom and United States federal and state income taxes.

Results of Operations

The following table sets forth a summary of certain key financial information for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		Percent Change	For the Six Months Ended June 30,		Percent Change
	2026	2025	2026 vs 2025	2026	2025	2025 vs 2024
Revenues:	$116,148	$119,943	(3%)	$222,196	$223,830	(1%)
Total cost of revenues	(51,665)	(51,164)	1%	(99,691)	(95,324)	5%
Gross profit	64,483	68,779	(6%)	122,505	128,506	(5%)
Operating expenses:
Selling and marketing	29,672	37,063	(20%)	63,099	70,373	(10%)
General and administrative	21,899	18,921	16%	40,729	43,205	(6%)
Product development	3,356	2,596	29%	7,019	5,385	30%
Depreciation	419	531	(21%)	1,133	1,063	7%
Amortization, excluding amortization included in cost of revenues	22,619	22,898	(1%)	44,556	46,186	(4%)
Impairment of goodwill	—	382,248	(100%)	45,006	841,348	(95%)
Restructuring expense (income)	73	—	n.m.	(382)	—	n.m.
Acquisition and integration costs	8,526	14,811	(42%)	24,348	24,139	1%
Remeasurement of contingent consideration	—	—	n.m.	36	—	n.m.
Total operating expenses	86,564	479,068	(82%)	225,544	1,031,699	(78%)
Operating loss	(22,081)	(410,289)	95%	(103,039)	(903,193)	(89%)
Interest expense on related party loans	(2,166)	(2,815)	(23%)	(4,300)	(4,628)	(7%)
Interest income	51	62	(18%)	103	888	(88%)
Other income (expense), net	451	(5,222)	109%	1,351	(8,316)	(116%)
Loss before provision for income taxes	(23,745)	(418,264)	(94%)	(105,885)	(915,249)	(88%)
Income tax benefit (provision)	2,010	19,602	(90%)	13,369	(6,801)	(297%)
Net loss	$(21,735)	$(398,662)	(95%)	$(92,516)	$(922,050)	(90%)

Comparison of The Three Months Ended June 30, 2026 and 2025

Revenues

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Marketing, advertising services, and sponsorship	$85,979	$87,134	$(1,155)	(1)%
Intelligence subscription services	18,623	19,682	(1,059)	(5)%
Advisory services	11,507	13,114	(1,607)	(12)%
Exhibitor and attendee	39	13	26	200%
Total revenues	$116,148	$119,943	$(3,795)	(3)%

Revenue for the three months ended June 30, 2026 was $116.1 million, a decrease of $3.8 million, or 3%, compared to the three months ended June 30, 2025. The decrease was primarily driven by a $2.3 million decrease in Intelligence & Advisory segment revenues, primarily due to lower Research & Consulting services in the current period and a $1.5 million decrease in Brand to Demand segment revenues, primarily driven by a small decrease in our Demand Generation and Intent Data product lines.

Cost of revenues

	Three Months Ended June 30,
	2026	2025	Increase	Percent Change
Cost of revenues	$51,665	$51,164	$501	1%

Cost of revenues for the three months ended June 30, 2026 was $51.7 million, representing an increase of $0.5 million, or 1%, compared to the three months ended June 30, 2025. The increase was primarily driven by a $0.3 million increase in amortization reflecting higher amortization of capitalized content and platform-related assets, with a further $0.1 million increase attributable to increased labor and related costs.

Operating expenses and other

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$29,672	$37,063	$(7,391)	(20%)
General and administrative	21,899	18,921	2,978	16%
Product development	3,356	2,596	760	29%
Depreciation	419	531	(112)	(21%)
Amortization, excluding amortization included in cost of revenues	22,619	22,898	(279)	(1%)
Impairment of goodwill	—	382,248	(382,248)	(100%)
Restructuring expense	73	—	73	n.m.
Acquisition and integration costs	8,526	14,811	(6,285)	(42%)
Total operating expenses	$86,564	$479,068	$(392,504)	(82%)
Interest expense on related party loans	(2,166)	(2,815)	649	(23%)
Interest income	51	62	(11)	(18%)
Other income (expense), net	451	(5,222)	5,673	109%
Income tax benefit	$2,010	$19,602	$(17,592)	(90%)

Selling and Marketing. Selling and marketing expenses decreased by $7.4 million, or 20%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by a $6.3 million decrease in staff-related costs post the company-wide restructuring and workforce reduction program initiated in August 2025. The remaining decrease is attributable to a $1.8 million decrease in third-party spend and costs optimization initiatives. This was partially offset by a $0.7 million increase in sales commissions.

General and Administrative. General and administrative expenses increased by $3.0 million, or 16%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to a $2.3 million increase in staff-related costs, as the prior-year period reflected the timing of post-transaction synergies and cost optimizations that resulted in a lower comparative base in the second quarter of 2025. Additionally, other operating costs increased due to a $0.7 million increase in information technology costs.

Product Development. Product development costs increased by $0.8 million, or 29%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to higher staff and related personnel costs supporting product development activities.

Depreciation. Depreciation expense decreased by $0.1 million, or 21%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to certain IT equipment and other fixed assets becoming fully depreciated during the period.

Amortization. Amortization expense decreased by $0.3 million, or 1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to higher amortization included in cost of revenues in the current period.

Impairment of Goodwill. There was no goodwill impairment recorded for the three months ended June 30, 2026. As a result of the impairment analysis in the three months ended June 30, 2025, an impairment charge of $382.2 million was recorded. Due to decreases in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred in the prior year period, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at March 31, 2025. We estimate the implied fair value of our goodwill primarily using an income approach. Changes in the estimates or assumptions used in our quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to continued increases in costs and other macroeconomic factors.

Restructuring expense (income). Restructuring expense was $0.1 million for the three months ended June 30, 2026, compared to no restructuring expense (income) in the three months ended June 30, 2025. Restructuring expense (income) primarily relates to a company‑wide restructuring and workforce reduction program initiated in August 2025, aimed at improving operational efficiency and reducing the overall cost base.

Acquisition and Integration Costs. Acquisition and integration expenses decreased by $6.3 million, or 42%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to the substantial reduction of integration activities, resulting in lower external consulting and advisory fees as the business transitions from active integration to steady-state operations.

Interest Expense on Related Party Loans. Interest expense on related party loans decreased $0.6 million, or 23%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to a higher balance drawn on the Credit Facility in the prior year period.

Interest Income. Interest income decreased by an immaterial amount for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due to relatively consistent cash balances in the current period.

Other Income (Expense), net. Other income for the three months ended June 30, 2026 was $0.5 million compared to other expense of $5.2 million for the three months ended June 30, 2025. The improvement was primarily attributable to a $3.5 million decrease in unrealized foreign exchange losses on balances denominated in foreign currencies, reflecting more favorable currency movements in the current period, and a $1.8 million gain on the sale of certain intangible assets associated with the platform known as GDC Vault to Informa. The remaining $0.4 million favorable variance was due to net improvements in other foreign exchange gains and losses on operational transactions and balances.

Income Tax Benefit (Expense). Income tax benefit for the three months ended June 30, 2026 was $2.0 million, a decrease of $17.6 million compared to the income tax benefit of $19.6 million in the three months ended June 30, 2025. The effective tax rate was (8.5)% and (4.7)% for the three months ended June 30, 2026 and 2025, respectively. In 2026, the effective tax rate was primarily driven by a geographic mix of earnings. In 2025, the effective tax rate was primarily driven by non-taxable contingent consideration and non-deductible goodwill impairment. Due to the Company’s history of impairments the effect of the non-deductible goodwill impairment was not treated as a discrete item in the three months ended June 30, 2025.

Comparison of The Six Months Ended June 30, 2026 and 2025

Revenues

	For the Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Marketing, advertising services, and sponsorship	$161,496	$159,417	$2,079	1%
Intelligence subscription services	37,280	38,528	(1,248)	(3)%
Advisory services	23,288	25,660	(2,372)	(9)%
Exhibitor and attendee	132	225	(93)	(41)%
Total revenues	$222,196	$223,830	$(1,634)	(1)%

Revenue for the six months ended June 30, 2026 was $222.2 million, a decrease of $1.6 million, or 1%, compared to the six months ended June 30, 2025. The decrease was primarily driven by a $3.5 million decrease in Intelligence & Advisory segment revenues, primarily due to lower Advisory services revenues and softer Intelligence subscription revenue. This was partially offset by the Brand to Demand segment, primarily driven by performance across the Demand Generation and Branding product lines.

Cost of revenues

	For the Six Months Ended June 30,
	2026	2025	Increase	Percent Change
Cost of revenues	$99,691	$95,324	$4,367	5%

Cost of revenues for the six months ended June 30, 2026 was $99.7 million, representing an increase of $4.4 million, or 5%, compared to the six months ended June 30, 2025. The increase was primarily driven by higher fulfillment costs. A further $0.9 million relates to an increase in amortization, reflecting higher amortization of capitalized platform-related assets and $0.3 million in increased labor and related costs, consistent with increased activity levels.

Operating expenses and other

	For the Six Months Ended June 30,
	2026	2025	Increase /(Decrease)	Percent Change
Operating expenses:
Selling and marketing	$63,099	$70,373	$(7,274)	(10)%
General and administrative	40,729	43,205	(2,476)	(6)%
Product development	7,019	5,385	1,634	30%
Depreciation	1,133	1,063	70	7%
Amortization, excluding amortization included in cost of revenues	44,556	46,186	(1,630)	(4%)
Impairment of goodwill	45,006	841,348	(796,342)	(95%)
Restructuring expense (income)	(382)	—	(382)	n.m.
Acquisition and integration costs	24,348	24,139	209	1%
Remeasurement of contingent consideration	36	—	36	n.m.
Total operating expenses	$225,544	$1,031,699	$(806,155)	(78)%
Interest expense on related party loans	(4,300)	(4,628)	328	(7)%
Interest income	103	888	(785)	(88)%
Other income (expense), net	1,351	(8,316)	9,667	(116%)
Income tax benefit (provision)	$13,369	$(6,801)	$20,170	(297)%

Selling and Marketing. Selling and marketing expenses decreased by $7.3 million, or 10%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by $5.6 million decrease in labor and related costs post the company-wide restructuring and workforce reduction program initiated in August 2025 and a $3.8 million decrease in marketing spend. This was partially offset by a $2.1 million increase in sales commissions, reflecting changes towards more performance‑based compensation.

General and Administrative. General and administrative expenses decreased by $2.5 million, or 6%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily driven by a $3.2 million decrease in professional fees, a $2.7 million reduction in staff-related costs driven by post-transaction synergies and organizational restructuring, and a $0.9 million decrease in property and office costs due to reduced office space requirements and associated lease obligations. These were partially offset by a $2.9 million increase in information technology costs, primarily due to enhanced corporate technology infrastructure investments and increased cost allocations from centralized IT services.

Product Development. Product development costs increased by $1.6 million, or 30%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to higher staff and related personnel costs supporting product development activities.

Depreciation. Depreciation expense increased by $0.1 million, or 7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an adjustment to the estimated useful lives of existing leasehold improvements in the anticipation of a relocation of the Newton office lease.

Amortization. Amortization expense decreased by $1.6 million, or 4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to higher amortization included in cost of revenues in the current period.

Impairment of Goodwill. As a result of the impairment analysis in the six months ended June 30, 2026 and June 30, 2025, impairment charges of $45.0 million and $841.3 million were recorded, respectively. Due to decreases in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred in each of the three month periods ended March 31, 2026 and March 31, 2025, indicating goodwill may be impaired. No triggering event occurred in the three months ended June 30, 2026. Accordingly, we conducted a quantitative impairment test of our goodwill at March 31, 2026, March 31, 2025 and June 30, 2025. We estimate the implied fair value of our goodwill primarily using an income approach. Changes in the estimates or assumptions used in our quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to continued increases in costs and other macroeconomic factors.

Restructuring expense (income). Restructuring income was $0.4 million for the six months ended June 30, 2026, compared to no restructuring expense (income) in the six months ended June 30, 2025. Restructuring expense (income) primarily relates to a company‑wide restructuring and workforce reduction program initiated in August 2025, aimed at improving operational efficiency and reducing the overall cost base. The income recognized in the current period primarily reflects reversals of previously recorded expenses as a result of changes in estimates.

Acquisition and Integration Costs. Acquisition and integration expenses increased by $0.2 million, or 1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, based on levels of integration activities.

Remeasurement of Contingent Consideration. For the six months ended June 30, 2026, the Company recognized an immaterial amount of remeasurement expense related to contingent consideration. No contingent consideration remeasurement was recorded for the six months ended June 30, 2025.

Interest Expense on Related Party Loans. Interest expense on related party loans decreased $0.3 million, or 7%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the timing of the related party debt drawdown, which occurred in late January 2025, resulting in fewer months of incurred interest expense during the six months ended June 30, 2026 compared to the current period.

Interest Income. Interest income decreased $0.8 million, or 88%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to decreased cash balances in the current period.

Other Income (Expense), net. Other income for the six months ended June 30, 2026 was $1.4 million compared to the other expense of $8.3 million for the six months ended June 30, 2025, primarily due to unrealized gains on intercompany balances denominated in foreign currencies in the current period while the prior year period had unrealized losses on intercompany balances denominated in foreign currencies. Additionally, the six months ended June 30, 2026 included a $1.8 million gain on the sale of certain intangible assets associated with the platform known as GDC Vault to Informa.

Income Tax Benefit (Expense). Income tax benefit for the six months ended June 30, 2026 was $13.4 million, an increase of $20.2 million compared to the income tax provision of $6.8 million in the six months ended June 30, 2025. The effective tax rate was (12.6)% and 0.7% for the six months ended June 30, 2026 and 2025, respectively. In 2026, the effective tax rate was primarily driven by a non-deductible goodwill impairment and a geographic mix of earnings. In 2025, the effective tax rate was primarily driven by non-taxable contingent consideration and larger non-deductible goodwill impairment. Due to the Company’s history of impairments, the effect of the non-deductible goodwill impairment was not treated as a discrete item in the six months ended June 30, 2025.

Segment Analysis

As discussed in Note 13 Segments, to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we made changes to our organizational structure in the first quarter of 2026. With these changes, we revised our reportable segments, changing from one segment to two segments. The table below presents Revenues and Segment Operating Income (Loss) for each reportable segment for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Brand to Demand	Intelligence & Advisory
Revenues	$85,866	$30,282
Segment operating income (loss)	41,393	7,740
Quarter over quarter revenue change $	(1,495)	(2,300)
Quarter over quarter revenue change %	(2%)	(7%)
Quarter over quarter operating income (loss) change $	697	(1,773)
Quarter over quarter operating income (loss) change %	2%	(19%)

	Three Months Ended June 30, 2025
	Brand to Demand	Intelligence & Advisory
Revenues	$87,361	$32,582
Segment operating income (loss)	40,696	9,513

Brand to Demand segment revenues decreased by $1.5 million, or 2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to a small decrease in our Demand Generation and Intent Data Product lines. Segment operating income increased by $0.7 million, or 2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven mainly by decreased labor and related costs.

Intelligence & Advisory segment revenues decreased by $2.3 million, or 7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by lower Research & Consulting services in the current period. Segment operating income decreased by $1.8 million, or 19%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease primarily reflected the revenue decline, slightly offset by achieved indirect cost savings.

The table below presents Revenues and Segment Operating Income (Loss) for each reportable segment for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Brand to Demand	Intelligence & Advisory
Revenues	$161,057	$61,139
Segment operating income (loss)	74,929	17,395
Year over year revenue change $	1,906	(3,540)
Year over year revenue change %	1%	(5%)
Year over year operating income (loss) change $	6,168	(1,181)
Year over year operating income (loss) change %	9%	(6%)

	Six Months Ended June 30, 2025
	Brand to Demand	Intelligence & Advisory
Revenues	$159,151	$64,679
Segment operating income (loss)	68,761	18,576

Brand to Demand segment revenues increased by $1.9 million, or 1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by performance across the Demand Generation and Branding product lines. Segment operating income increased by $6.2 million, or 9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to cost reductions in consulting and professional fees, as well as lower third party spend as well as other operating expenses resulting from post-transaction operational efficiencies, partially offset by increased labor and related costs.

Intelligence & Advisory segment revenues decreased by $3.5 million, or 5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to lower Advisory revenues and Intelligence subscription revenue. Segment operating income decreased by $1.2 million, or 6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease primarily reflected the revenue decline, offset by lower variable costs associated with reduced Advisory project revenue and indirect cost savings achieved through operational efficiencies across the segment.

Liquidity and Capital Resources

At June 30, 2026, our cash and cash equivalents totaled $45.8 million. The Company has a $250 million revolving line of credit with Informa, of which $129.9 million remains available as of June 30, 2026. We believe that our existing cash and cash equivalents plus our remaining availability under the revolving Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Informa TechTarget’s primary recurring use of cash is payment of operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as operating expenses for product development, marketing, facilities, and overhead costs.

Cash Flows

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$3,299	$13,706
Net cash provided by (used in) investing activities	$(11,162)	$67,935
Net cash provided by (used in) financing activities	$13,219	$(297,033)

Net cash provided by operating activities

Cash flows provided by operating activities for the six months ended June 30, 2026 was $3.3 million, a $10.4 million decrease in cash inflows compared to the operating cash inflow for the six months ended June 30, 2025. The cash inflow for the six months ended June 30, 2026 was primarily driven by a decrease in accounts receivable of $12.4 million and an increase in contract liabilities of $11.9 million, partially offset by a decrease in accrued expenses and other current liabilities of $7.3 million, in operating lease net liabilities of $5.8 million and accounts payable of $3.1 million. The cash inflow for the six months ended June 30, 2025 was primarily driven by an increase in income taxes payable of $29.5 million, contract liabilities of $15.2 million and related party payables of $13.2 million, partially offset by a decrease in accrued expenses and other current liabilities of $7.8 million, and an increase in related party receivables of $3.9 million.

Net cash provided by (used in) investing activities

Cash flows used in investing activities were $11.2 million and cash flows provided by investing activities were $67.9 million for the six months ended June 30, 2026 and 2025, respectively. The outflows in the six months ended June 30, 2026 primarily resulted from increased intangible assets of $9.3 million. The inflows in the six months ended June 30, 2025 reflected the sale of short-term investments of $76.8 million, partially offset by increased intangible assets of $8.5 million.

Net cash provided by (used in) financing activities

Cash flows provided by financing activities were $13.2 million and cash flows used in financing were $297.0 million for the six months ended June 30, 2026 and 2025, respectively. The inflows in the six months ended June 30, 2026 were primarily from borrowings under the Credit Facility of $13.4 million. The outflow for the six months ended June 30, 2025 was due to the repayment of convertible notes of $417.0 million and the repayment of borrowings under the Credit Facility of $15 million, partially offset by a $135.0 million inflow from the Credit Facility.

Off Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, Informa TechTarget did not have any significant off-balance sheet arrangements.

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

We can give no assurance that such plans, estimates, or expectations will be achieved, and therefore, actual results may differ materially from any plans, estimates, or expectations in such forward-looking statements. Important factors that could cause actual results to differ materially from such plans, estimates, or expectations include, among others: unexpected costs, charges, or expenses resulting from the Transactions or the Restructuring Plan; uncertainty regarding our expected financial performance; failure to realize the anticipated benefits of the Transactions, including as a result of integrating our Informa Tech Digital Business with our legacy TechTarget business or the Restructuring Plan; our ability to implement our business strategy; difficulties and delays in achieving revenue and cost synergies; evolving legal, regulatory, and tax regimes; changes in economic, financial, political, and regulatory conditions in the United States and elsewhere, and other factors that contribute to uncertainty and volatility such as inflationary pressures and geopolitical tensions including war; natural and man-made disasters, civil unrest, pandemics, geopolitical uncertainty and conflicts, and conditions that may result from legislative, regulatory, trade, and policy changes associated with the current or subsequent U.S. administrations; our ability to meet expectations regarding the accounting and tax treatments of the Transactions; market acceptance of our products and services; the impact of pandemics and future health epidemics and any related economic downturns on us and the markets in which we and our customers operate; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and IT industries; data privacy and artificial intelligence laws, rules, and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including, disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, tariffs and trade disputes, rising inflation and interest rate fluctuations on our operating results; and other matters included in our filings with the SEC.

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

Foreign currency exchange risk

The Company currently has subsidiaries in the United Kingdom, Hong Kong, China, Australia, Singapore, Germany and France. Approximately 24% and 25% of the Company's revenues for the three and six months ended June 30, 2026, respectively, were derived from customers with billing addresses outside of the United States and our foreign exchange losses were not significant. Additionally, the Company is exposed to foreign exchange risk related to operational expenses incurred, primarily labor costs, most predominantly between the British pound and the United States dollar. Changes in the exchange rate between the British pound and the US dollar can impact the Company's financial results when these foreign currency transactions are converted to US dollars. The Company continues to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. The Company's continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on future results of operations. The Company also maintains receivables and cash accounts denominated

In addition, the Company's foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose it to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest rate risk

At June 30, 2026, the Company had cash and cash equivalents totaling $45.8 million. The cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, the Company believes that it does not have any material exposure to changes in the fair value of its investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Evaluation of disclosure controls and procedures

Management, with the participation of the principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses in our internal control over financial reporting as described below.

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

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2025, which remained unremediated as of June 30, 2026:

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

Remediation of Previously Identified Material Weaknesses

With the oversight of the Audit Committee of the Board of Directors, and assistance of third-party advisors, management developed and began executing a comprehensive remediation plan during fiscal year 2025, which is still ongoing as of the date of this report. The following remediation activities commenced in 2025 and are continuing in 2026:

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

While management believes these actions represent progress, the material weaknesses have not been fully remediated as of June 30, 2026, as many of these remediation efforts are still ongoing and, in some cases, sufficient time had not elapsed to demonstrate sustained operating effectiveness of the newly designed and implemented controls.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
*2.1	Agreement and Plan of Merger, dated as of January 10, 2024, by and among TechTarget, Inc., Toro CombineCo, Inc., Toro Acquisition Sub, LLC, Informa PLC, Informa US Holdings Limited, and Informa Intrepid Holdings Inc.		8-K	2.1	1/11/2023	001-33472
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated December 2, 2024.		8-K	3.2	12/06/2024	001-42428
3.2	Amended and Restated Bylaws of the Registrant, dated December 2, 2024.		8-K	3.3	12/06/2024	001-42428
10.1	Executive Incentive Growth Acceleration Plan	X
10.2	Short-Term Incentive Plan	X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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

TECHTARGET, INC.

Date:	August 6, 2026	By:	/s/ Gary Nugent
Gary Nugent
Chief Executive Officer and Director
(principal executive officer)

Date	August 6, 2026	By:	/s/ Daniel T. Noreck
Daniel T. Noreck
Chief Financial Officer and Treasury
(principal financial and accounting officer)