Form 10-Q
period 2026-09-30
TechTarget, Inc.
filed 2026-11-06
CIK 2018064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 2, 2026, the registrant had 72,792,606 shares of common stock, $0.001 par value per share, outstanding.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	4
	Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025	5
	Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2026 and 2025	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	8
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Result of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 5.	Other Information	45
Item 6.	Exhibits	46
	Signatures	47

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TechTarget, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,293	$40,626
Accounts receivable, net of allowance for credit losses of $1,526 and $1,168, respectively	80,343	83,819
Related party receivables	1,164	4,019
Prepaid taxes	11,492	11,329
Prepaid expenses and other current assets	15,242	15,592
Total current assets	143,534	155,385
Non-current assets:
Property and equipment, net	2,795	2,299
Goodwill	1,183	45,550
Intangible assets, net	663,962	725,525
Operating lease right-of-use assets	15,228	3,178
Deferred tax assets	3,483	3,360
Other non-current assets	1,458	2,011
Total non-current assets	688,109	781,923
Total assets	$831,643	$937,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,674	$21,160
Related party payables	4,256	5,671
Contract liabilities	61,998	50,526
Operating lease liabilities	2,100	3,112
Accrued expenses and other current liabilities	16,659	22,572
Accrued compensation expenses	16,932	19,037
Income taxes payable	3,406	4,349
Contingent consideration	733	190
Total current liabilities	120,758	126,617
Non-current liabilities:
Operating lease liabilities	8,785	1,426
Other liabilities	5,685	6,008
Related party long-term debt	120,091	106,714
Deferred tax liabilities	84,125	100,664
Contingent consideration	532	1,260
Total non-current liabilities	219,218	216,072
Total liabilities	$339,976	$342,689
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 72,830,090 shares issued and 72,792,606 shares outstanding at September 30, 2026; 72,308,235 shares issued and 72,291,454 shares outstanding at December 31, 2025	73	72
Treasury stock, at cost; 37,484 and 16,781 shares at September 30, 2026 and December 31, 2025, respectively	(725)	(689)
Additional paid-in capital	1,654,872	1,647,840
Accumulated deficit	(1,194,918)	(1,084,243)
Accumulated other comprehensive income	32,365	31,639
Total stockholders’ equity	491,667	594,619
Total liabilities and stockholders’ equity	$831,643	$937,308

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues[1]	$119,222	$122,286	$341,418	$346,116
Cost of revenues[1,2]	(51,443)	(47,350)	(151,134)	(142,674)
Gross profit	67,779	74,936	190,284	203,442
Operating expenses:
Selling and marketing[2]	30,896	35,829	93,995	106,202
General and administrative[1,2]	21,614	21,039	62,343	64,244
Product development[2]	2,493	2,894	9,512	8,279
Depreciation	277	529	1,410	1,592
Amortization, excluding amortization of $3,299, $4,131, $9,621, and $9,554 included in cost of revenues	22,304	21,631	66,860	67,817
Impairment of goodwill	-	80,252	45,006	921,600
Restructuring expense (income)[2]	-	12,412	(382)	12,412
Acquisition and integration costs[1]	5,418	8,204	29,766	32,343
Remeasurement of contingent consideration	-	-	36	-
Total operating expenses	83,002	182,790	308,546	1,214,489
Operating loss	(15,223)	(107,854)	(118,262)	(1,011,047)
Related party interest expense	(2,046)	(2,439)	(6,346)	(7,067)
Interest income (expense), net	(30)	26	3	914
Other income (expense), net[1]	(373)	525	1,048	(7,791)
Loss before provision for income taxes	(17,672)	(109,742)	(123,557)	(1,024,991)
(Provision for) benefit from income taxes	(487)	32,964	12,882	26,163
Net loss	$(18,159)	$(76,778)	$(110,675)	$(998,828)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	494	(941)	726	9,817
Total comprehensive loss	$(17,665)	$(77,719)	$(109,949)	$(989,011)
Net loss per common share:
Basic	$(0.25)	$(1.07)	$(1.53)	$(13.96)
Diluted	$(0.25)	$(1.07)	$(1.53)	$(13.96)
Weighted average common shares outstanding:
Basic	72,461,318	71,756,180	72,355,034	71,570,864
Diluted	72,461,318	71,756,180	72,355,034	71,570,864

(1) Amounts include related party transactions as follows:
Revenues	$47	$274	$154	$845
Cost of revenues	4	249	19	849
General and administrative	5,317	4,786	16,565	14,731
Acquisition and integration costs	815	441	2,775	5,794
Other income (expense), net	-	-	1,775	-

(2) Amounts include stock-based compensation expense as follows:
Cost of revenues	$319	$267	$913	$1,001
Selling and marketing	1,546	2,474	4,268	8,007
General and administrative	523	391	1,401	1,875
Product development	97	170	336	538
Restructuring expense	-	4,297	-	4,297

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2024	71,460,169	$71	$-	$-	$1,626,785	$(75,937)	$20,935	$1,571,854
Net loss	-	-	-	-	-	(523,388)	-	(523,388)
Other comprehensive income	-	-	-	-	-	-	3,990	3,990
Issuance of shares of common stock from RSU awards	25,012	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	3,959	-	-	3,959
Balance, March 31, 2025	71,485,181	$71	$-	$-	$1,630,744	$(599,325)	$24,925	$1,056,415
Net loss	-	-	-	-	-	(398,662)	-	(398,662)
Other comprehensive income	-	-	-	-	-	-	6,768	6,768
Other share issuances	100	-	-	-	-	-	-	-
Issuance of shares of common stock from RSU awards	3,719	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	4,160	-	-	4,160
Balance, June 30, 2025	71,489,000	$71	$-	$-	$1,634,904	$(997,987)	$31,693	$668,681
Net loss	-	-	-	-	-	(76,778)	-	(76,778)
Other comprehensive loss	-	-	-	-	-	-	(941)	(941)
Issuance of shares of common stock from RSU awards	658,343	1	-	-	(1)	-	-	-
Impact of net settlements	14,052	-	(14,052)	(629)	-	-	-	(629)
Stock-based compensation	-	-	-	-	7,599	-	-	7,599
Balance, September 30, 2025	72,161,395	$72	$(14,052)	$(629)	$1,642,502	$(1,074,765)	$30,752	$597,932

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2025	72,308,235	$72	(16,781)	$(689)	$1,647,840	$(1,084,243)	$31,639	$594,619
Net loss	-	-	-	-	-	(70,781)	-	(70,781)
Other comprehensive loss	-	-	-	-	-	-	(1,419)	(1,419)
Issuance of shares of common stock from RSU awards	5,191	-	-	-	-	-	-	-
Impact of net settlements	509	-	(509)	(16)	-	-	-	(16)
Stock-based compensation	-	-	—	-	2,143	-	-	2,143
Balance, March 31, 2026	72,313,935	$72	(17,290)	$(705)	$1,649,983	$(1,155,024)	$30,220	$524,546
Net loss	-	-	-	-	-	(21,735)	-	(21,735)
Other comprehensive income	-	-	-	-	-	-	1,651	1,651
Issuance of common stock from ESPP	29,131	-	-	-	114	-	-	114
Issuance of shares of common stock from RSU awards	2,798	-	-	-	-	-	-	-
Impact of net settlements	698	-	(698)	(10)	-	-	-	(10)
Stock-based compensation	-	-	-	-	2,290	-	-	2,290
Balance, June 30, 2026	72,346,562	$72	(17,988)	$(715)	$1,652,387	$(1,176,759)	$31,871	$506,856
Net loss	-	-	-	-	-	(18,159)	-	(18,159)
Other comprehensive income	-	-	-	-	-	-	494	494
Issuance of shares of common stock from RSU awards	464,032	1	-	-	-	-	-	1
Impact of net settlements	19,496	-	(19,496)	(10)	-	-	-	(10)
Stock-based compensation	-	-	-	-	2,485	-	-	2,485
Balance, September 30, 2026	72,830,090	$73	(37,484)	$(725)	$1,654,872	$(1,194,918)	$32,365	$491,667

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net loss	$(110,675)	$(998,828)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,410	1,592
Amortization	76,481	77,371
Allowance for credit losses	796	986
Operating lease expense	3,420	3,958
Stock-based compensation	6,918	15,718
Deferred tax provision	(16,539)	(31,231)
Impairment of goodwill	45,006	921,600
Fair value adjustment to debt	-	1,323
Gain on sale of intangible assets to related party	(1,775)	-
Loss on disposal of intangibles	899	-
Loss on disposal of property and equipment	522	5
Net foreign exchange (gain) loss	(853)	2,752
Remeasurement of contingent consideration	36	-
Other	-	(340)
Changes in operating assets and liabilities (net of the impact of acquisitions):
Accounts receivable	2,669	(2,643)
Prepaid expenses and other current assets	(1,369)	(768)
Related party receivables	2,863	(8,472)
Accounts payable	(6,519)	(3,205)
Income taxes payable	(962)	(2,180)
Accrued expenses and other current liabilities	(5,944)	(8,254)
Accrued compensation expenses	(2,140)	6,693
Operating lease assets and liabilities with right of use	(6,979)	(4,713)
Contract liabilities	11,066	20,768
Contingent consideration	(43)	-
Other assets (liabilities)	(349)	732
Related party payables	551	11,720
Net cash provided by (used in) operating activities	(1,510)	4,584
Investing activities:
Purchases of property and equipment, and other capitalized assets	(2,416)	(212)
Purchases of intangible assets	(14,806)	(12,350)
Purchase of investments	-	(291)
Sale of assets to related party	1,775	-
Acquisitions of businesses, net of acquired cash	(1,536)	(1,350)
Sale of investments	-	76,795
Net cash provided by (used in) investing activities	(16,983)	62,592
Financing activities:
Tax withholdings related to net share settlements	(26)	(629)
Proceeds from related party long term debt	13,377	135,000
Issuance of common stock from restricted stock awards	-	1
Contingent consideration settlement	(246)	-
Proceeds from sale of common stock under employee stock purchase program	114	-
Repayment of related party long term debt	-	(15,000)
Repayment of convertible notes	-	(417,033)
Net cash provided by (used in) financing activities	13,219	(297,661)
Effect of exchange rate changes on cash and cash equivalents	(59)	803
Net decrease in cash and cash equivalents	(5,333)	(229,682)
Cash and cash equivalents at December 31	40,626	275,983
Cash and cash equivalents at September 30	$35,293	$46,301
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$4,065	$6,083
Cash paid for interest on related party long term debt	$5,844	$6,732
Schedule of non-cash investing and financing activities:
Lease modification - See Note 7. Leases for further information

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TechTarget, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Business Overview and Basis of Presentation

Nature of business

TechTarget, Inc. (“Informa TechTarget” or the “Company”) together with its subsidiaries, is a partner for business-to-business (“B2B”) intelligence, media and marketing solutions, informing and influencing technology buyers and sellers globally.

The Transactions

On January 10, 2024, Informa PLC (“Informa” or the “Parent”) entered into a definitive agreement (the “Transaction Agreement”) to combine Informa Intrepid Holdings Inc. (“Informa Tech Digital Business”), a carved-out business wholly-owned by Informa, with former TechTarget, Inc. (“Former TechTarget”) under the Company. In accordance with the Transaction Agreement, Informa contributed the Informa Tech Digital Business along with $350 million in cash (the “Contribution”), in exchange for an aggregate of 41,651,366 shares of Company common stock (the “Transaction”). Prior to the closing of the Transaction, Informa undertook certain restructuring transactions to separate the Informa Tech Digital Business. As of the closing date of the Transaction, the Informa Tech Digital Business was held directly or indirectly by Informa Intrepid Holdings Inc., a wholly owned subsidiary of Informa. The Transaction closed on December 2, 2024. Additionally, the Company paid each Former TechTarget stockholder as consideration for one common share of Former TechTarget (i) one share of Company common stock and (ii) cash consideration of approximately $11.70 per share of Former TechTarget common stock (the “Merger” and, together with the Transaction, the “Transactions”). The Merger closed on December 2, 2024 (the “Acquisition Date”), with Informa then holding a 58% interest in the Company and Former TechTarget stockholders holding the remaining 42% interest in the Company. The Company changed its name to TechTarget, Inc. upon completion of the Merger.

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

If the qualitative impairment assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, Informa TechTarget performs the quantitative goodwill impairment test, which compares the fair value of the Company's reporting units, primarily using an income approach, to their carrying value. During the first quarter of 2026 and the first, second and third quarters of 2025, the Company identified a sustained decline in the Company's share price which it determined to be a triggering event for the purposes of testing for goodwill impairment.

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

The Company also considers whether there is an expectation that a long-lived asset will be sold or disposed of before the end of its originally estimated useful life. Recoverability of assets held and used is measured by comparing the asset group’s carrying amount and the estimated undiscounted future net cash flows expected to be generated by the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss will be recorded based on the amount by which the carrying value exceeds the fair value. The Company did not identify any impairment of long-lived assets during the nine months ended September 30, 2026.

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

The following tables represent roll forwards of allowance for credit losses:

Balance as of December 31, 2025	$1,168
Addition to provision	10
Write-off	(159)
Balance as of March 31, 2026	$1,019
Addition to provision	428
Write-off	(69)
Balance as of June 30, 2026	$1,378
Addition to provision	358
Write-off	(210)
Balance as of September 30, 2026	$1,526

Balance as of December 31, 2024	$907
Addition to provision	410
Write-off	(98)
Balance as of March 31, 2025	$1,219
Addition to provision	723
Write-off	(70)
Balance as of June 30, 2025	$1,872
Addition to provision	142
Write-off	(121)
Balance as of September 30, 2025	$1,893

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

The calculations of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(18,159)	$(76,778)	$(110,675)	$(998,828)

Weighted average shares outstanding	72,461,318	71,756,180	72,355,034	71,570,864

Loss per share
Basic:	$(0.25)	$(1.07)	$(1.53)	$(13.96)
Diluted:	$(0.25)	$(1.07)	$(1.53)	$(13.96)

In calculating diluted net loss per share, 1.7 million shares related to unvested restricted stock units were excluded for the three and nine months ended September 30, 2026, and 1.2 million shares related to unvested restricted stock units were excluded for the three and nine months ended September 30, 2025. The impact of including these restricted stock units would be anti-dilutive.

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

3. Revenues

Disaggregation of revenue

Revenues by Categories:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Marketing, advertising services, and sponsorship	$87,586	$90,043	$249,082	$249,460
Intelligence subscription services	19,301	19,146	56,581	57,674
Advisory services	11,824	12,884	35,112	38,544
Exhibitor and attendee	511	213	643	438
Total revenue	$119,222	$122,286	$341,418	$346,116

During each of the three and nine months ended September 30, 2026 and 2025, no individual customer accounted for 10% or more of total revenues and no customer represented 10% or more of total accounts receivable. Within the above disaggregation of revenue, Marketing, advertising services, and sponsorship and Exhibitor and attendee revenues primarily relate to the Company’s B2D segment; and Intelligence subscription services and Advisory services primarily relate to the Company’s I&A segment.

Contract liabilities

Total contract liabilities as of December 31, 2025 were $50.5 million, of which $1.9 million and $47.5 million were recognized as revenue during the three and nine months ended September 30, 2026, respectively.

4. Goodwill

The following table represents a roll forward of goodwill balances:

Balance as of December 31, 2025	$45,550
Additions	679
Impairment	(45,006)
Effect of exchange rate changes	(146)
Balance as of March 31, 2026	$1,077
Effect of exchange rate changes	17
Balance as of June 30, 2026	$1,094
Effect of exchange rate changes	89
Balance as of September 30, 2026	$1,183

As of September 30, 2026, the gross carrying amount and accumulated impairment losses of goodwill were $1,184.4 million and $1,183.2 million, respectively. As of September 30, 2026, the net carrying amount of goodwill was $1.2 million.

Goodwill impairment test

The Company tests whether goodwill is impaired at least annually, during the fourth quarter, or when events and circumstances indicate an impairment may have occurred (a “triggering event”). The Company identified a sustained decline in share price during the first quarter of 2026 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for all reporting units. Accordingly, Informa TechTarget performed a quantitative goodwill impairment assessment on its reporting units using the key assumptions in the fair value calculations noted below. The Company did not identify a triggering event during the second or third quarters of 2026. During the first quarter of 2026, the Company made changes to its organizational structure to take advantage of the combined product offering portfolio that resulted from the Transactions. These changes impacted the Company’s reporting units. Prior to the reorganization, the Company operated in five reporting units: Canalys, Industry Dive, NetLine, Bluefin Legacy and legacy TechTarget. Subsequent to the reorganization, the Company operates in two reporting units: Brand to Demand (“B2D”) and Intelligence & Advisory (“I&A”). The Company completed a quantitative assessment of goodwill as of March 31, 2026 on both a pre- and post- reorganization basis.

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

During the three months ended September 30, 2026, Informa TechTarget did not recognize any impairment charges related to its reporting units. During the nine months ended September 30, 2026, Informa TechTarget recognized impairment charges, on a pre-reorganization basis, related to its Canalys, Bluefin Legacy and NetLine reporting units of $8.1 million, $3.7 million and $6.8 million, respectively. During the nine months ended September 30, 2026, Informa TechTarget recognized an impairment charge, under the post-reorganization basis of two reporting units, related to its B2D reporting unit of $26.4 million. After the impairments, the B2D reporting unit had no goodwill remaining and the I&A reporting unit had remaining goodwill of $1.2 million. During the three and nine months ended September 30, 2025, Informa TechTarget recognized impairment charges, on a pre-reorganization basis, of $80.3 million and $921.6 million, respectively, related to its Canalys, Industry Dive, Bluefin Legacy and legacy TechTarget reporting units.

Fair value assessments of a reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs used in their estimate. For the three months ended March 31, 2026, the discount rate used in the impairment test for the reporting units ranged from 21.5% to 25.5% under both the pre- and post-reorganization assessments.

5. Business Combination

2026 acquisition

In March 2026, the Company acquired certain assets and liabilities of Clickz Media Ltd and Myguides Ltd (collectively “Clickz”) for a purchase price of GBP 1.1 million cash ($1.5 million USD) and has included the financial results of Clickz in its consolidated financial statements from March 1, 2026, the date of acquisition. The transaction was not material to the Company and the costs associated with the acquisition were not material. The Company accounted for the transaction as a business combination under ASC 805 - Business Combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $0.7 million of goodwill, and $0.9 million of net assets including intangible assets of $1.1 million. The goodwill is not deductible for tax purposes. The goodwill was subsequently written off in connection with the Company’s March 31, 2026 goodwill impairment assessment, as discussed at Note 4, Goodwill. The pro forma impact of the acquisition was not material to the Company's historical unaudited interim condensed consolidated operating results and is therefore not presented.

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

6. Intangible Assets

The following tables set forth the information for intangible assets subject to amortization:

		As of September 30, 2026
	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships database	13.57	$611,737	$(190,267)	$421,470
Brands and trademarks	12.95	174,523	(43,122)	131,401
Intellectual property	5.25	159,911	(81,156)	78,755
Internal-use software	3.15	49,654	(17,318)	32,336
Total intangible assets		$995,825	$(331,863)	$663,962

		As of December 31, 2025
	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships database	14.17	$610,709	$(145,588)	$465,121
Brands and trademarks	13.67	174,479	(35,148)	139,331
Intellectual property	5.95	159,989	(64,342)	95,647
Developed technology	1.67	527	(309)	218
Internal-use software	3.24	37,197	(11,989)	25,208
Total intangible assets		$982,901	$(257,376)	$725,525

Amortization expense for intangible assets was $25.6 million and $76.5 million during the three and nine months ended September 30, 2026, respectively, and $25.8 million and $77.4 million during the three and nine months ended September 30, 2025, respectively. Informa TechTarget capitalized internal-use software of $5.5 million and $14.8 million during the three and nine months ended September 30, 2026, respectively, and $3.9 million and $12.4 million during the three and nine months ended September 30, 2025, respectively.

Future expected amortization expense as of September 30, 2026 is as follows:

Years Ending December 31:	Amortization Expense
2026 (October - December)	$25,860
2027	95,516
2028	87,988
2029	79,290
2030	70,113
Thereafter	305,195
$663,962

2026 disposition

In May 2026, the Company sold to Informa certain intangible assets associated with the platform known as GDC Vault for a sale price of $1.8 million. There was no value recorded in the Company’s financial statements related to the assets sold. The entire $1.8 million received was recorded as a gain within other income (expense), net in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The gain is also disclosed as a related party transaction, as discussed at Note 12, Related Party Transactions.

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

Operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2026, operating lease costs were $1.2 million and $3.4 million, respectively. During the three and nine months ended September 30, 2025, operating lease costs were $1.7 million and $4.7 million, respectively. Expenses associated with short-term leases were $2.1 million and $6.9 million for the three and nine months ended September 30, 2026, respectively. Expenses associated with short-term leases were $2.5 million and $7.1 million for the three and nine months ended September 30, 2025, respectively. There were no material expenses associated with variable leases for each of the three and nine months ended September 30, 2026 and 2025.

The amounts relating to operating leases included in the consolidated balance sheets are as follows:

	As of
	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$15,228	$3,178
Current operating lease liabilities	$2,100	3,112
Non-current operating lease liabilities	8,785	1,426
Total operating lease liabilities	$10,885	$4,538

The weighted average remaining lease term and weighted average discount rate for operating leases are:

	As of
	September 30, 2026	December 31, 2025
Weighted-average years remaining lease term — operating leases	8.3	1.4
Weighted-average discount rate — operating leases	6.5%	5.7%

Remaining maturities of lease liabilities as of September 30, 2026 are as follows:

Minimum Lease
Years ending December 31:	Payments
2026 (October - December)	$644
2027	1,944
2028	1,747
2029	1,313
2030	1,300
Thereafter	7,372
Total future minimum lease payments	14,320
Less imputed interest	(3,435)
Total operating lease liabilities	$10,885

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

Informa Revolving Credit Facility

Informa TechTarget has a $250.0 million unsecured five-year revolving credit facility (the “Credit Facility”) with Informa Group Holdings Limited, an affiliate of Informa. Amounts may be drawn under the Credit Facility through the earlier of December 2, 2029, or the termination of the commitments thereunder, if applicable. Up-front lender fees and debt issuance costs were capitalized and included in prepaid expenses and other current assets and other non-current assets and are amortized on a straight-line basis over the availability period.

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

As of September 30, 2026 and December 31, 2025, Informa TechTarget had $120.1 million and $106.7 million, respectively, drawn under the Credit Facility. Informa TechTarget borrowed $13.4 million under the Credit Facility during the nine months ended September 30, 2026. As of September 30, 2026, Informa TechTarget was in compliance with all covenants under the Credit Facility.

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

The following table represents a roll forward of restructuring expense (income):

Balance as of December 31, 2025	$2,919
Expense (Income)	(455)
Payments/Settlements	(1,936)
Balance as of March 31, 2026	$528
Expense (Income)	73
Payments/Settlements	(241)
Balance as of June 30, 2026	$360
Expense (Income)	-
Payments/Settlements	(295)
Balance as of September 30, 2026	$65

The Company did not recognize restructuring charges during the three months ended September 30, 2026. The Company recognized net adjustments to restructuring charges of $0.4 million during the nine months ended September 30, 2026, primarily due to reversals of previously recorded expenses as a result of changes in estimates related to other compensation and benefits.

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

No new awards may be granted under the 2017 Plan; however, as of September 30, 2026, 199,005 shares of common stock are available for issuance in connection with the vesting of restricted stock units previously awarded under the 2017 Plan.

2024 Incentive Plan

In September 2024, Former TechTarget’s board of directors, as well as the Company’s then-current board of directors, approved the 2024 Incentive Plan (the “2024 Plan”), which was approved by the stockholders of Former TechTarget in conjunction with their approval of the Merger agreement and became effective on the Acquisition Date. On December 2, 2024, 6,366,171 shares of Informa TechTarget’s common stock were reserved for issuance under the 2024 Plan and, generally, shares that are forfeited or canceled from awards under the 2024 Plan also will be available for future awards. Under the 2024 Plan, Informa TechTarget may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants vest in equal annual tranches over a three-year period. Shares of stock underlying awards of restricted stock units are not issued until the units vest. The 2024 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards, such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. As of September 30, 2026, there are a total of 1,547,197 shares of common stock available for issuance in connection with the vesting of restricted stock unit awards and the exercise of stock options under the 2024 Plan. A further 4,566,993 shares of common stock remain available for issuance for future awards under the 2024 Plan as of September 30, 2026.

2024 Employee Stock Purchase Plan

In September 2024, Former TechTarget’s board of directors adopted the TechTarget, Inc. 2024 Employee Stock Purchase Plan (the “ESPP” and, together with the 2017 Plan and the 2024 Plan, the “Informa TechTarget Plans”), which became effective on the Acquisition Date, at which time 1,400,000 shares of Informa TechTarget’s common stock were reserved for issuance under the ESPP. The ESPP offers eligible participants the opportunity to purchase shares of Informa TechTarget common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of Informa TechTarget common stock are purchased or (b) the end of such six-month purchase period. During the three months ended September 30, 2026, no shares were issued under the ESPP. There was no activity under the ESPP during 2025. As of September 30, 2026, 1,370,866 shares of common stock remain available for issuance under the ESPP.

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

Restricted stock unit (RSU) awards

Restricted stock unit awards are valued at the market price of a share of Informa TechTarget’s common stock on the date of the grant. A summary of the restricted stock unit award activity under Informa TechTarget’s 2017 Plan and 2024 Plan for the nine months ended September 30, 2026 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in dollars)
Nonvested outstanding at December 31, 2025	1,184,653	$18.13	$6,397,126
Granted	1,117,221	3.77
Vested	(476,711)	21.43
Forfeited	(130,447)	19.31
Nonvested outstanding at September 30, 2026	1,694,716	$7.71	$6,270,449

The total grant-date fair value of restricted stock unit awards that vested during the three and nine months ended September 30, 2026 was $9.8 million and $10.2 million, respectively.

As of September 30, 2026, there was $12.2 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.44 years.

11. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three and nine months ended September 30, 2026, the Company recorded its tax expense based on the actual effective tax rate as it was determined that it was unable to make a reliable estimate of its forecasted effective tax rate. The Company recorded an income tax provision of $0.5 million and an income tax benefit of $12.9 million for the three and nine months ended September 30, 2026, respectively. The Company recorded an income tax benefit of $33.0 million and an income tax benefit of $26.2 million for the three and nine months ended September 30, 2025, respectively. The tax benefit for the three and nine months ended September 30, 2026 decreased by approximately $33.5 million and decreased by approximately $13.3 million, respectively, as compared to the same periods in 2025, primarily due to larger non-deductible goodwill impairment charges in the 2025 periods, and a difference in geographic mix of earnings in 2026 compared to 2025 for both the three and nine month periods. Due to the Company’s history of impairments, the effect of the non-deductible goodwill impairment was not treated as a discrete item in both the three and nine months ended September 30, 2025.

12. Related Party Transactions

Revenue and other transactions entered into in the ordinary course of business

Informa TechTarget enters into revenue arrangements in the ordinary course of business with the Parent and its affiliates, which resulted in recording immaterial revenue and cost of revenue during each of the three and nine months ended September 30, 2026 and 2025.

Revolving line of credit

On December 2, 2024, Informa TechTarget entered into a related party loan arrangement with Informa Group Holdings Limited, which provides Informa TechTarget with a $250.0 million unsecured five-year revolving Credit Facility, which has been drawn upon as of September 30, 2026. In 2024, Informa TechTarget paid $1.9 million in certain fees related to the Credit Facility, which have been capitalized and included in prepaid expenses and other current assets and other non-current assets. Amortization of these commitment fees into interest expense have not been material for the three months and nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026 and December 31, 2025, Informa TechTarget had $120.1 million and $106.7 million, respectively, drawn in revolving loans under the Credit Facility. Informa TechTarget borrowed $13.4 million under the Credit Facility during the nine months ended September 30, 2026.

Interest expense

Interest expense on borrowings under the Credit Facility is recorded within related party interest expense within the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Related party interest expense	$2,046	$2,439	$6,346	$7,067

The accrued interest expense related to long-term debt to Parent was immaterial as of September 30, 2026, and is recorded in related party payables within the accompanying unaudited condensed consolidated balance sheets.

Related party receivables and payables

Informa TechTarget has receivables and payables with the Parent arising from transactions entered into in the ordinary course of business with the Parent, such as related party sales, shared and corporate cost recharges, including payroll and employee related costs, acquisition and integration costs and central operating costs.

Related party receivables and payables are recorded in the accompanying unaudited condensed consolidated balance sheets as follows:

	As of
	September 30, 2026	December 31, 2025
Related party receivable	$1,164	$4,019
Related party payables	$4,256	$5,671

Settlement patterns of related party payables vary from transaction to transaction and are repaid on a non-routine basis. Changes in related party receivables and payables are presented in operating activities in the unaudited condensed consolidated statement of cash flows.

Service agreements

In connection with the Merger, Informa TechTarget entered into a transitional service agreement with Informa Group Limited to receive certain business support services for initial periods of generally up to 18 months after the closing, the majority of which have been extended, for an initial monthly fee which approximated $2.0 million and decreases over the course of the agreement to the extent the services are discontinued. These services include, but are not limited to, IT services, accounting & financial services, HR & payroll services, property services, and business support services. In connection with the Merger, Informa TechTarget also entered into various arrangements with employees of the Parent and its subsidiaries, including the Company's Chief Executive Officer, to perform services for Informa TechTarget under a secondment arrangement. For the three and nine months ended September 30, 2026, Informa TechTarget incurred $5.3 million and $16.6 million, respectively, for these transitional and secondment services, which are classified within general and administrative expenses. For the three and nine months ended September 30, 2025, Informa TechTarget incurred $4.8 million and $14.7 million, respectively, for these transitional and secondment services. For the three and nine months ended September 30, 2026, the Company incurred related party acquisition and integration costs of $0.8 million and $2.8 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred related party acquisition and integration costs of $0.4 million and $5.8 million, respectively. In the Company’s previously filed Form 10-Q for the quarterly period ended September 30, 2025, the Company incorrectly disclosed the related party acquisition and integration costs as $0.9 million and $20.3 million, for the three and nine months ended September 30, 2025, respectively. This immaterial error did not impact total acquisition and integration costs or total net loss. These amounts have been corrected in this Form 10-Q for the quarterly period ended September 30, 2026.

Other

As discussed in Note 6. Intangible Assets, in May 2026, the Company sold to Informa certain intangible assets associated with the platform known as GDC Vault for a sale price of $1.8 million. The entire $1.8 million was received in cash and was recorded as a gain within other income (expense), net in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), as there was no carrying value associated with the intangible assets sold.

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

The B2D segment primarily generates revenues through the provision of products and services that help clients raise awareness for their brand, establish thought leadership in the marketplace, build consideration and ultimately generate demand for sales. All of the Company's B2D products and services are underpinned by a depth of market expertise and experience and a wealth of proprietary market and permissioned membership data that enables the creation of custom content offerings, and the ability to comprehensively analyze purchase intent data from actively engaged enterprise technology and business professionals. The clients and users of the Company's B2D segment products and services are primarily product marketers, brand marketers, demand marketers, partner marketers, industry marketers, field marketers and field sales.

The I&A segment primarily generates revenues through the provision of products and services that inform and shape the corporate strategy, market strategy, product strategy and go-to market strategy of the Company's clients. All of the Company's I&A products and services are underpinned by a depth of market expertise and experience and a wealth of proprietary market and permissioned membership data that enables the creation of market intelligence data and analysis and strategy and go-to-market strategy advisory. The clients and users of the Company's I&A segment products and services are primarily corporate strategy & development, strategic business development, product managers and product marketers.

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

The following tables present selected segment information as described above:

	For the Three Months Ended September 30, 2026
	Brand to Demand	Intelligence & Advisory	Total Segments
Revenue	$87,756	$31,466	$119,222
Direct expenses (1)	(17,184)	(3,670)	(20,854)
Indirect expenses (2)	(28,927)	(18,708)	(47,635)
Segment operating income	$41,645	$9,088	$50,733

	For the Three Months Ended September 30, 2025
	Brand to Demand	Intelligence & Advisory	Total Segments
Revenue	$90,043	$32,243	$122,286
Direct expenses (1)	(13,456)	(2,407)	(15,863)
Indirect expenses (2)	(34,486)	(19,588)	(54,074)
Segment operating income	$42,101	$10,248	$52,349

	For the Nine Months Ended September 30, 2026
	Brand to Demand	Intelligence & Advisory	Total Segments
Revenue	$248,813	$92,605	$341,418
Direct expenses (1)	(47,164)	(8,416)	(55,580)
Indirect expenses (2)	(85,075)	(57,706)	(142,781)
Segment operating income	$116,574	$26,483	$143,057

	For the Nine Months Ended September 30, 2025
	Brand to Demand	Intelligence & Advisory	Total Segments
Revenue	$249,194	$96,922	$346,116
Direct expenses (1)	(41,517)	(8,147)	(49,664)
Indirect expenses (2)	(96,815)	(59,951)	(156,766)
Segment operating income	$110,862	$28,824	$139,686
(1)
Direct expenses in both operating segments represent costs directly incurred in generating revenues, including editorial and consulting costs, third-party and advertising spend, freelance contractor expenses, website hosting and other direct IT costs, sales commissions, event and venue expenses, directly attributable travel and related costs, and bad debt provisions.
(2)
Indirect expenses in both operating segments reflect costs not directly attributable to revenue generation. These consist primarily of salaries and other personnel-related costs, office and facility expenses and related overheads, accounting, legal and other professional fees, and product development expenditures. For the three months ended September 30, 2026, indirect expenses include depreciation and amortization expense of $0.3 million in the B2D segment and $0.1 million in the I&A segment. For the three months ended September 30, 2025, indirect expenses include depreciation and amortization expense of $0.2 million in the B2D segment and $0.2 million in the I&A segment. For the nine months ended September 30, 2026, indirect expenses include depreciation and amortization expense of $1.4 million in the B2D segment and $0.2 million in the I&A segment. For the nine months ended September 30, 2025, indirect expenses include depreciation and amortization expense of $0.8 million in the B2D segment and $0.7 million in the I&A segment. The B2D indirect expenses previously reported for the three months ended March 31, 2026 and March 31, 2025 were understated by $1.8 million and $5.5 million, respectively, and therefore segment operating income was overstated by those amounts in those periods. The unallocated indirect expenses previously reported for the three months ended March 31, 2026 and March 31, 2025 were overstated by $1.8 million and $5.5 million, respectively. These immaterial errors have been corrected for the nine months ended September 30, 2026 and September 30, 2025.

The following table presents a reconciliation of segment operating income to reported operating loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Segment operating income	$50,733	$52,349	$143,057	$139,686
Unallocated direct expenses (1)	(9,438)	(3,018)	(17,200)	(8,922)
Unallocated indirect expenses (2)	(25,579)	(30,845)	(93,388)	(98,330)
Unallocated depreciation	(192)	(304)	(1,167)	(904)
Unallocated amortization	(25,329)	(25,168)	(75,138)	(76,222)
Impairment of goodwill	-	(80,252)	(45,006)	(921,600)
Restructuring (expense) income	-	(12,412)	382	(12,412)
Acquisition and integration costs	(5,418)	(8,204)	(29,766)	(32,343)
Remeasurement of contingent consideration	-	-	(36)
Reported operating loss	(15,223)	(107,854)	(118,262)	(1,011,047)
Related party interest expense	(2,046)	(2,439)	(6,346)	(7,067)
Interest income (expense), net	(30)	26	3	914
Other income (expense), net	(373)	525	1,048	(7,791)
Loss before provision for income taxes	$(17,672)	$(109,742)	$(123,557)	$(1,024,991)
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

Long-lived assets by geographic area

Long-lived assets, excluding intangible assets and goodwill, by geographic area are detailed below:

	As of
	September 30, 2026	December 31, 2025
United States	$15,893	$1,943
United Kingdom	407	722
Japan	87	962
China	724	977
Other	912	873
Total	$18,023	$5,477

The increase in long-lived assets is primarily related to the amendment of the Company's Newton, Massachusetts lease which increased operating lease right-of-use assets by $14.1 million in the nine months ended September 30, 2026, see further discussion in Note 7, Leases. No individual country outside of the United States accounted for 10% or more of Informa TechTarget’s long-lived assets as of September 30, 2026. No individual country outside of the United States, the United Kingdom, Japan, and China accounted for 10% or more of Informa TechTarget’s long-lived assets as of December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2025 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the SEC. Please refer to "Cautionary Note Regarding Forward-Looking Statements” on page 39 of this Quarterly Report on Form 10-Q.

Overview

Background

The Company helps technology companies accelerate growth through first party B2B data, market insight and market access.

Following a period of expansion, management believes the specialist technology research business of the Company is now among the largest providers of these services. It employs expert analysts, editors and consultants to create data-driven intelligence products and advisory services for product managers, corporate strategists, channel chiefs and the C-suite, challenging market strategies, sharpening product roadmaps and accelerating time to market and revenue.

Through the Omdia brand, which now incorporates the formerly separate niche brands Canalys, Wards Intelligence and Enterprise Strategy Group, the Company provides research and intelligence services to technology providers based on expert analysis and data-driven intelligence and reports. These products or businesses and their portfolio of digital media brands inform, educate and influence tech buyers, creating engaged and specialist audiences.

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
•
Custom content services: Through StudioID, BrightTALK Studio, and Enterprise Strategy Group custom content offerings, the Company supports marketers with their end-to-end content strategy by offering proprietary audience research to inform campaigns, strategic design and development, and original content production. Marketers leverage the Company's award-winning deep industry expertise to create journalistic or analyst-sourced content across more than 40 different formats and multiple languages, which can then be distributed across the Company's network. The Company also offers content licensing through Marketplace, whereby marketers curate relevant content from a selection of publishers and then distribute the content on their own channels to align themselves with top voices in their industries.
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
•
Advisory: In the consulting business, the businesses work as an extension of client teams, working together to provide strategic support in assessing critical business challenges and providing bespoke solutions. The businesses leverage the breadth and depth of their analyst expertise to evaluate clients’ end-to-end business needs across go-to-market, competitive positioning, new product ideation and market entry.
•
Intent: A comprehensive B2B technology solution that collects and analyzes purchase intent data from actively engaging enterprise technology professionals across the Company's website network and BrightTALK™ webinar platform. The suite includes two key products. Informa TechTarget Portal is a subscription service that enables direct engagement with targeted prospects by identifying and prioritizing potential customers actively researching technology purchases using proprietary Activity Intelligence™ and integrates this data with major CRM and marketing automation platforms. Qualified Sales Opportunities™ is a profiling service that surveys and interviews technology professionals showing purchase intent, providing detailed information on ongoing purchase projects, including project scope, purchase criteria, and vendor considerations and delivers these as sales qualified leads.
•
Brand solutions: Brand solutions offer B2B marketers the opportunity to grow brand awareness through direct exposure to specialist technology and business audiences across the businesses’ portfolio and off-network through audience extension programs. Solutions include digital display banners, newsletter sponsorships and email marketing, enabling technology vendors to gain exposure and benefit from association with the businesses’ niche brands and high quality editorial content amongst the Company's readership base of engaged technology buyers. Brand solutions include the Industry Dive portfolio, which delivers high quality business journalism to niche audiences, offering outbound email sponsorship opportunities to vendors looking to build awareness and reach key decision makers.

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

Goodwill Impairment

As of September 30, 2026 and December 31, 2025, goodwill was $1.2 million and $45.6 million, respectively. Informa TechTarget's goodwill represents the excess purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. Informa TechTarget performs an assessment of goodwill for impairment at least annually, during the fourth quarter, or whenever events or changes in circumstances indicate there may be an impairment.

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

During the first quarter of 2026, the Company made changes to its organizational structure to take advantage of the combined product offering portfolio. As a result, the Company, as of March 31, 2026, had two reporting units: Brand to Demand, and Intelligence & Advisory. As of the Company's goodwill impairment assessment performed on December 31, 2025, the Company had five reporting units. See further discussion at Note 4, Goodwill. The Company identified a sustained decline in share price during the first quarter of 2026 that, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, constituted an impairment triggering event for its reporting units. During the second and third quarters of 2026, there were no triggering events requiring an impairment assessment. For the three months ended March 31, 2026, Informa TechTarget performed the required impairment tests of goodwill on its previous five reporting units (pre-reorganization basis), and then on its current two reporting units (post-reorganization basis), using a discounted cash flow model with the following key assumptions in the fair value calculations:

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

Bluefin Legacy

Based on the quantitative fair value testing, a goodwill impairment of $3.7 million was recognized during the three months ended March 31, 2026. There was no carrying value of goodwill remaining in the Bluefin Legacy reporting unit after the $3.7 million impairment charge.

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

These products and services are delivered under both short-term contracts that run for the length of a given marketing/sales program, typically less than nine months, and through integrated contracts exceeding 270 days (“longer-term contracts”) covering various client needs. Longer-term contracts include a range of annual subscription products, which are paid for in advance. In the three and nine months ended September 30, 2026, approximately 28% and 29%, respectively, of our revenues were from longer-term contracts. In the three and nine months ended September 30, 2025, approximately 31% and 34%, respectively, of our revenues were from longer-term contracts.

Cost of revenues

Cost of revenues primarily consists of salaries and related personnel costs for research, editorial and consulting employees, lead generation expenses, freelance contractor expenses, website hosting costs, internal use software and developed technology amortization and other related overheads.

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

Depreciation

Depreciation expense consists of the depreciation of property and equipment. Depreciation is calculated using the straight-line method over the assets' estimated useful lives, ranging from three to five years.

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

Interest income (expense), net

Interest income (expense), net is a result of interest earned on cash and cash equivalents, and miscellaneous interest expense incurred.

Other income (expense), net

Other income (expense), net consists primarily of unrealized/realized foreign currency transaction gains and losses, and other non-operating income and expense transactions.

(Provision for) benefit from income taxes

(Provision for) benefit from income taxes reflects income earned and taxed, in jurisdictions in which Informa TechTarget conducts business, which mainly include the United Kingdom and United States federal and state income taxes.

Results of Operations

The following table sets forth a summary of certain key financial information for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Revenues:	$119,222	$122,286	(3%)	$341,418	$346,116	(1%)
Total cost of revenues	(51,443)	(47,350)	9%	(151,134)	(142,674)	6%
Gross profit	67,779	74,936	(10%)	190,284	203,442	(6%)
Operating expenses:
Selling and marketing	30,896	35,829	(14%)	93,995	106,202	(11%)
General and administrative	21,614	21,039	3%	62,343	64,244	(3%)
Product development	2,493	2,894	(14%)	9,512	8,279	15%
Depreciation	277	529	(48%)	1,410	1,592	(11%)
Amortization, excluding amortization included in cost of revenues	22,304	21,631	3%	66,860	67,817	(1%)
Impairment of goodwill	-	80,252	(100%)	45,006	921,600	(95%)
Restructuring expense (income)	-	12,412	(100%)	(382)	12,412	(103%)
Acquisition and integration costs	5,418	8,204	(34%)	29,766	32,343	(8%)
Remeasurement of contingent consideration	-	-	n.m.	36	-	n.m.
Total operating expenses	83,002	182,790	(55%)	308,546	1,214,489	(75%)
Operating loss	(15,223)	(107,854)	(86%)	(118,262)	(1,011,047)	(88%)
Related party interest expense	(2,046)	(2,439)	(16%)	(6,346)	(7,067)	(10%)
Interest income (expense), net	(30)	26	(214%)	3	914	(100%)
Other income (expense), net	(373)	525	(171%)	1,048	(7,791)	(113%)
Loss before provision for income taxes	(17,672)	(109,742)	(84%)	(123,557)	(1,024,991)	(88%)
(Provision for) benefit from income taxes	(487)	32,964	(101%)	12,882	26,163	(51%)
Net loss	$(18,159)	$(76,778)	(76%)	$(110,675)	$(998,828)	(89%)

Comparison of The Three Months Ended September 30, 2026 and 2025

Revenues

	For the Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Marketing, advertising services, and sponsorship	$87,586	$90,043	$(2,457)	(3)%
Intelligence subscription services	19,301	19,146	155	1%
Advisory services	11,824	12,884	(1,060)	(8)%
Exhibitor and attendee	511	213	298	140%
Total revenues	$119,222	$122,286	$(3,064)	(3)%

Revenue for the three months ended September 30, 2026 was $119.2 million, a decrease of $3.1 million, or 3%, compared to the three months ended September 30, 2025. The decrease was primarily driven by a $2.3 million decrease in Brand to Demand segment revenues, primarily reflecting declines in Intent Data revenue and the timing of customer campaign activity, particularly in our international markets, and a $0.8 million decrease in Intelligence & Advisory segment revenues, primarily reflecting lower Advisory services revenue, driven by the timing of Consulting project deliverables.

Cost of revenues

	For the Three Months Ended September 30,
	2026	2025	Increase	Percent Change
Cost of revenues	$51,443	$47,350	$4,093	9%

Cost of revenues for the three months ended September 30, 2026 was $51.4 million, representing an increase of $4.1 million, or 9%, compared to the three months ended September 30, 2025. The increase was primarily driven by a $4.9 million increase in content, editorial and data costs, reflecting higher database and list rental costs net of lower production costs, partially offset by a $0.8 million decrease in amortization of internal use software and developed technology.

Operating expenses and other

	For the Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$30,896	$35,829	$(4,933)	(14%)
General and administrative	21,614	21,039	575	3%
Product development	2,493	2,894	(401)	(14%)
Depreciation	277	529	(252)	(48%)
Amortization, excluding amortization included in cost of revenues	22,304	21,631	673	3%
Impairment of goodwill	-	80,252	(80,252)	(100%)
Restructuring expense	-	12,412	(12,412)	(100%)
Acquisition and integration costs	5,418	8,204	(2,786)	(34%)
Total operating expenses	$83,002	$182,790	$(99,788)	(55%)
Related party interest expense	(2,046)	(2,439)	(393)	(16%)
Interest income (expense), net	(30)	26	(56)	(214%)
Other income (expense), net	(373)	525	(898)	(171%)
(Provision for) benefit from income taxes	$(487)	$32,964	$(33,451)	(101%)

Selling and Marketing. Selling and marketing expenses decreased by $4.9 million, or 14%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by a $4.9 million decrease in staff-related costs post the company-wide restructuring and workforce reduction program initiated in August 2025, as well as a $0.7 million decrease attributed to lower marketing spend and costs optimization initiatives. This was partially offset by a $0.6 million increase in sales commissions.

General and Administrative. General and administrative expenses increased by $0.6 million, or 3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily attributable to an increase in information technology costs, driven by corporate technology infrastructure investments.

Product Development. Product development costs decreased by $0.4 million, or 14%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower staff and related personnel costs, reflecting higher capitalization of development costs in the current period.

Depreciation. Depreciation expense decreased by $0.3 million, or 48%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to certain IT equipment and other fixed assets becoming fully depreciated during the period.

Amortization. Amortization expense increased by $0.7 million, or 3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a $1.8 million increase in amortization of capitalized product development costs, partially offset by a $1.1 million decrease in amortization of intangible assets.

Impairment of Goodwill. There was no goodwill impairment recorded for the three months ended September 30, 2026. As a result of the impairment analysis in the three months ended September 30, 2025, an impairment charge of $80.3 million was recorded. Due to decreases in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred in the prior year period, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at September 30, 2025. We estimate the implied fair value of our goodwill primarily using an income approach. Changes in the estimates or assumptions used in our quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to continued increases in costs and other macroeconomic factors.

Restructuring expense (income). No restructuring expense was recorded for the three months ended September 30, 2026, compared to $12.4 million of restructuring expense in the three months ended September 30, 2025. Restructuring expense primarily relates to a company‑wide restructuring and workforce reduction program initiated in August 2025, aimed at improving operational efficiency and reducing the overall cost base.

Acquisition and Integration Costs. Acquisition and integration expenses decreased by $2.8 million, or 34%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to the substantial reduction of integration activities, resulting in lower external consulting and advisory fees as the business transitions from active integration to steady-state operations.

Related party interest expense. Related party interest expense decreased $0.4 million, or 16%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a higher balance drawn on the Credit Facility in the prior year period.

Interest Income (Expense), net. Interest income (expense), net did not increase or decrease by a material amount for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Other Income (Expense), net. Other income (expense), net moved from income of $0.5 million for the three months ended September 30, 2025 to expense of $0.4 million for the three months ended September 30, 2026. The change was primarily attributable to unfavorable changes in foreign exchange on intercompany balances denominated in foreign currencies, reflecting less favorable currency movements in the current period.

(Provision for) benefit from income taxes. Income tax expense for the three months ended September 30, 2026 was $0.5 million, a decrease of $33.5 million compared to the income tax benefit of $33.0 million in the three months ended September 30, 2025. The effective tax rate was (2.8%) and 30.0% for the three months ended September 30, 2026 and 2025, respectively. In 2026, the effective tax rate was primarily driven by an increase in the valuation allowance against losses in the United Kingdom coupled with stock based compensation shortfalls in the quarter. In 2025, the effective tax rate was primarily driven by non-deductible goodwill impairment and non-taxable contingent consideration. Due to the Company’s history of impairments, the effect of the non-deductible goodwill impairment was not treated as a discrete item in the three months ended September 30, 2025.

Comparison of The Nine Months Ended September 30, 2026 and 2025

Revenues

	For the Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Marketing, advertising services, and sponsorship	$249,082	$249,460	$(378)	(0)%
Intelligence subscription services	56,581	57,674	(1,093)	(2)%
Advisory services	35,112	38,544	(3,432)	(9)%
Exhibitor and attendee	643	438	205	47%
Total revenues	$341,418	$346,116	$(4,698)	(1)%

Revenue for the nine months ended September 30, 2026 was $341.4 million, a decrease of $4.7 million, or 1%, compared to the nine months ended September 30, 2025. The decrease was primarily driven by a $4.3 million decrease in Intelligence & Advisory segment revenues, primarily due to lower Advisory services revenues and softer Intelligence subscription revenue, and a $0.4 million decrease in Brand to Demand segment revenues, primarily reflecting declines in Intent Data revenue, largely offset by growth in other product lines.

Cost of revenues

	For the Nine Months Ended September 30,
	2026	2025	Increase	Percent Change
Cost of revenues	$151,134	$142,674	$8,460	6%

Cost of revenues for the nine months ended September 30, 2026 was $151.1 million, representing an increase of $8.5 million, or 6%, compared to the nine months ended September 30, 2025. The increase was primarily driven by $7.3 million of higher content and editorial costs. A further $0.1 million relates to an increase in amortization of internal-use software and developed technology, and the remaining $1.1 million reflects higher other direct costs, net of lower staff-related costs.

Operating expenses and other

	For the Nine Months Ended September 30,
	2026	2025	Increase /(Decrease)	Percent Change
Operating expenses:
Selling and marketing	$93,995	$106,202	$(12,207)	(11%)
General and administrative	62,343	64,244	(1,901)	(3%)
Product development	9,512	8,279	1,233	15%
Depreciation	1,410	1,592	(182)	(11%)
Amortization, excluding amortization included in cost of revenues	66,860	67,817	(957)	(1%)
Impairment of goodwill	45,006	921,600	(876,594)	(95%)
Restructuring expense (income)	(382)	12,412	(12,794)	(103%)
Acquisition and integration costs	29,766	32,343	(2,577)	(8%)
Remeasurement of contingent consideration	36	—	36	n.m.
Total operating expenses	$308,546	$1,214,489	$(905,943)	(75%)
Related party interest expense	(6,346)	(7,067)	(721)	(10%)
Interest income (expense), net	3	914	(911)	(100%)
Other income (expense), net	1,048	(7,791)	8,839	(113%)
(Provision for) benefit from income taxes	$12,882	$26,163	$(13,281)	(51%)

Selling and Marketing. Selling and marketing expenses decreased by $12.2 million, or 11%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily driven by a $10.5 million decrease in labor and related costs post the company-wide restructuring and workforce reduction program initiated in August 2025. A further $4.4 million decrease is attributable to lower marketing spend, and cost optimization initiatives. This was partially offset by $2.7 million higher sales commissions.

General and Administrative. General and administrative expenses decreased by $1.9 million, or 3%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $4.7 million reduction in staff-related costs from post-transaction synergies and organizational restructuring and a $3.2 million net decrease in professional fees. These decreases were partially offset by a $4.0 million increase in information technology costs, driven by corporate technology infrastructure investments, and a $2.0 million increase in other operating costs, primarily due to credits received in the prior-year period that did not recur.

Product Development. Product development costs increased by $1.2 million, or 15%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to higher staff and related personnel costs in the first half of the year, partially offset by higher capitalization of development costs in the third quarter.

Depreciation. Depreciation expense decreased by $0.2 million, or 11%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to lower depreciation on leasehold improvements following an adjustment to their estimated useful lives in the prior year, partially offset by higher depreciation on computer equipment.

Amortization. Amortization expense decreased by $1.0 million, or 1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a $2.9 million decrease in amortization of intangible assets, partially offset by a $1.9 million increase in amortization of capitalized product development costs.

Impairment of Goodwill. As a result of the impairment analysis in the nine months ended September 30, 2026 and September 30, 2025, impairment charges of $45.0 million and $921.6 million were recorded, respectively. Due to decreases in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred in each of the three month periods ended March 31, 2026, March 31, 2025, June 30, 2025, and September 30, 2025, indicating goodwill may be impaired. No triggering event occurred in either of the three months ended June 30, 2026 or September 30, 2026. Accordingly, we conducted a quantitative impairment test of our goodwill at March 31, 2026, March 31, 2025, June 30, 2025, and September 30, 2025. We estimate the implied fair value of our goodwill primarily using an income approach. Changes in the estimates or assumptions used in our quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to continued increases in costs and other macroeconomic factors.

Restructuring expense (income). Restructuring income was $0.4 million for the nine months ended September 30, 2026, compared to restructuring expense of $12.4 million in the nine months ended September 30, 2025. Restructuring expense primarily relates to a company‑wide restructuring and workforce reduction program initiated in August 2025, aimed at improving operational efficiency and reducing the overall cost base. The income recognized in the current period primarily reflects reversals of previously recorded expenses as a result of changes in estimates.

Acquisition and Integration Costs. Acquisition and integration expenses decreased by $2.6 million, or 8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily driven by lower integration activity in the current period, resulting in reduced external consulting and advisory fees.

Remeasurement of Contingent Consideration. For the nine months ended September 30, 2026, the Company recognized an immaterial amount of remeasurement expense related to contingent consideration. No contingent consideration remeasurement was recorded for the nine months ended September 30, 2025.

Related party interest expense. Related party interest expense decreased $0.7 million, or 10%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the timing of the related party debt drawdown, which occurred in late January 2025, resulting in fewer months of incurred interest expense during the nine months ended September 30, 2026 compared to the current period.

Interest Income (Expense), net. Interest income (expense), net decreased $0.9 million, or 100%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to decreased cash balances in the current period.

Other Income (Expense), net. Other income (expense), net for the nine months ended September 30, 2026 was $1.0 million of income compared to other expense of $7.8 million for the nine months ended September 30, 2025, representing a favorable variance of $8.8 million. The decrease in expense was primarily attributable to a favorable variance in foreign exchange movements in the current period, mainly on intercompany balances denominated in foreign currencies, reflecting more favorable currency movements in the current period, and a $1.8 million gain on the sale of intangible assets to Informa in the current period.

(Provision for) benefit from income taxes. Income tax benefit for the nine months ended September 30, 2026 was $12.9 million, a decrease of $13.3 million compared to the income tax benefit of $26.2 million in the nine months ended September 30, 2025. The effective tax rate was 10.4% and 2.6% for the nine months ended September 30, 2026 and 2025, respectively. In 2026, the effective tax rate was primarily driven by a non-deductible goodwill impairment coupled with an increase in the valuation allowance against losses in the United Kingdom. In 2025, the effective tax rate was primarily driven by larger non-deductible goodwill impairment and non-taxable contingent consideration. Due to the Company’s history of impairments, the effect of the non-deductible goodwill impairment was not treated as a discrete item in the nine months ended September 30, 2025.

Segment Analysis

As discussed in Note 13 Segments, to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we made changes to our organizational structure in the first quarter of 2026. With these changes, we revised our reportable segments, changing from one segment to two segments. The table below presents Revenues and Segment Operating Income (Loss) for each reportable segment for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026
	Brand to Demand	Intelligence & Advisory
Revenues	$87,756	$31,466
Segment operating income	41,645	9,088
Year over year revenue change $	(2,287)	(777)
Year over year revenue change %	(3%)	(2%)
Year over year operating income (loss) change $	(456)	(1,160)
Year over year operating income (loss) change %	(1%)	(11%)

	For the Three Months Ended September 30, 2025
	Brand to Demand	Intelligence & Advisory
Revenues	$90,043	$32,243
Segment operating income	42,101	10,248

Brand to Demand segment revenues decreased by $2.3 million, or 3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily reflecting declines in Intent Data revenue and the timing of customer campaign activity. Segment operating income decreased by $0.5 million, or 1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily reflecting the revenue decline, partially offset by lower operating costs. For the three months ended September 30, 2026 and 2025, B2D revenues outside of North America were 12% and 16%, respectively.

Intelligence & Advisory segment revenues decreased by $0.8 million, or 2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily reflecting lower Advisory services revenue, driven by the timing of Consulting project deliverables. Segment operating income decreased by $1.2 million, or 11%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily reflecting the revenue decline and higher operating costs. For the three months ended September 30, 2026 and 2025, I&A revenues outside of North America were 53% and 51%, respectively.

The table below presents Revenues and Segment Operating Income (Loss) for each reportable segment for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026
	Brand to Demand	Intelligence & Advisory
Revenues	$248,813	$92,605
Segment operating income	116,574	26,483
Year over year revenue change $	(381)	(4,317)
Year over year revenue change %	(0%)	(4%)
Year over year operating income (loss) change $	5,712	(2,341)
Year over year operating income (loss) change %	5%	(8%)

	For the Nine Months Ended September 30, 2025
	Brand to Demand	Intelligence & Advisory
Revenues	$249,194	$96,922
Segment operating income	110,862	28,824

Brand to Demand segment revenues decreased by $0.4 million, or less than 1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily reflecting declines in Intent Data revenue, largely offset by growth in other product lines. Segment operating income increased by $5.7 million, or 5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily reflecting lower operating costs, partially offset by the revenue decline. For the nine months ended September 30, 2026 and 2025, B2D revenues outside of North America were 12% and 15%, respectively.

Intelligence & Advisory segment revenues decreased by $4.3 million, or 4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily reflecting lower Advisory services revenues and Intelligence subscription revenue. Segment operating income decreased by $2.3 million, or 8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily reflecting the revenue decline, partially offset by lower operating costs. For the nine months ended September 30, 2026 and 2025, I&A revenues outside of North America were 52% in both periods.

Liquidity and Capital Resources

At September 30, 2026, our cash and cash equivalents totaled $35.3 million. The Company has a $250 million revolving line of credit with Informa Group Holdings Limited, an affiliate of Informa, of which $129.9 million remains available as of September 30, 2026. We believe that our existing cash and cash equivalents plus our remaining availability under the revolving Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Informa TechTarget’s primary recurring use of cash is payment of operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as operating expenses for product development, marketing, facilities, and overhead costs.

Cash Flows

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(1,510)	$4,584
Net cash provided by (used in) investing activities	$(16,983)	$62,592
Net cash provided by (used in) financing activities	$13,219	$(297,661)

Net cash provided by operating activities

Cash flows used in operating activities for the nine months ended September 30, 2026 was $1.5 million, a $6.1 million decrease in cash inflows compared to the $4.6 million operating cash inflow for the nine months ended September 30, 2025. The decrease in cash flows for the nine months ended September 30, 2026 was primarily driven by decreases in accounts payable, income taxes payable, accrued expenses, and accrued compensation expenses of $15.5 million in the aggregate and increased prepaid expenses of $1.4 million, offset by an increase in contract liabilities of $11.1 million and an aggregate decrease of $5.5 million in related party receivables and accounts receivable. The cash inflow for the nine months ended September 30, 2025 was primarily driven by an increase in contract liabilities of $20.8 million, partially offset by an increase in related party receivables of $8.5 million and a decrease in accrued expenses of $8.3 million.

Net cash provided by (used in) investing activities

Cash flows used in investing activities were $17.0 million, and cash flows provided by investing activities were $62.6 million, for the nine months ended September 30, 2026 and 2025, respectively. The outflows in the nine months ended September 30, 2026 primarily resulted from increased intangible assets of $14.8 million. The inflows in the nine months ended September 30, 2025 reflected the sale of short-term investments of $76.8 million, partially offset by increased intangible assets of $12.4 million.

Net cash provided by (used in) financing activities

Cash flows provided by financing activities were $13.2 million and cash flows used in financing activities were $297.7 million for the nine months ended September 30, 2026 and 2025, respectively. The inflows in the nine months ended September 30, 2026 were primarily from borrowings under the Credit Facility of $13.4 million. The outflow for the nine months ended September 30, 2025 was due to the repayment of convertible notes of $417.0 million and the repayment of borrowings under the Credit Facility of $15.0 million, partially offset by a $135.0 million inflow from the Credit Facility.

Off Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, Informa TechTarget did not have any material off-balance sheet arrangements.

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

We can give no assurance that such plans, estimates, or expectations will be achieved, and therefore, actual results may differ materially from any plans, estimates, or expectations in such forward-looking statements. Important factors that could cause actual results to differ materially from such plans, estimates, or expectations include, among others: unexpected costs, charges, or expenses resulting from the Transactions or the Restructuring Plan; uncertainty regarding our expected financial performance; failure to realize the anticipated benefits of the Transactions, including as a result of integrating our Informa Tech Digital Business with our legacy TechTarget business or the Restructuring Plan; our ability to implement our business strategy; challenges with the remediation of material weaknesses; difficulties and delays in achieving revenue and cost synergies; evolving legal, regulatory, and tax regimes; changes in economic, financial, political, and regulatory conditions in the United States and elsewhere, and other factors that contribute to uncertainty and volatility such as inflationary pressures and geopolitical tensions including war; natural and man-made disasters, civil unrest, geopolitical uncertainty and conflicts, and conditions that may result from legislative, regulatory, trade, and policy changes associated with the current or subsequent U.S. administrations; our ability to meet expectations regarding the accounting and tax treatments of the Transactions; market acceptance of our products and services; including changes in customer spending priorities that can affect demand; the impact of pandemics and future health epidemics and any related economic downturns on us and the markets in which we and our customers operate; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and IT industries, including with respect to artificial intelligence; data privacy and artificial intelligence laws, rules, and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including, disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, tariffs and trade disputes, rising inflation and interest rate fluctuations on our operating results; and other matters included in our filings with the SEC.

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

Foreign currency exchange risk

The Company currently has subsidiaries in the United Kingdom, Hong Kong, China, Australia, Singapore, Germany and France. Approximately 24% and 25% of the Company's revenues for the three and nine months ended September 30, 2026, respectively, were derived from customers with billing addresses outside of the United States and our foreign exchange losses were not significant. Additionally, the Company is exposed to foreign exchange risk related to operational expenses incurred, primarily labor costs, most predominantly between the British pound and the United States dollar. Changes in the exchange rate between the British pound and the US dollar can impact the Company's financial results when these foreign currency transactions are converted to US dollars. The Company continues to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. The Company's continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on future results of operations. The Company also maintains accounts, including cash, denominated in other currencies, which exposes us to foreign exchange rate movements.

In addition, the Company's foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose it to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest rate risk

At September 30, 2026, the Company had cash and cash equivalents totaling $35.3 million. The cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, the Company believes that it does not have any material exposure to changes in the fair value of its investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Evaluation of disclosure controls and procedures

Management, with the participation of the principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses in our internal control over financial reporting as described below.

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

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2025, which remained unremediated as of September 30, 2026:

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

While management believes these actions represent progress, the material weaknesses have not been fully remediated as of September 30, 2026, as many of these remediation efforts are still ongoing and, in some cases, sufficient time had not elapsed to demonstrate sustained operating effectiveness of the newly designed and implemented controls.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
*2.1	Agreement and Plan of Merger, dated as of January 10, 2024, by and among TechTarget, Inc., Toro CombineCo, Inc., Toro Acquisition Sub, LLC, Informa PLC, Informa US Holdings Limited, and Informa Intrepid Holdings Inc.		8-K	2.1	1/11/2024	001-33472
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated December 2, 2024.		8-K	3.2	12/06/2024	001-42428
3.2	Amended and Restated Bylaws of the Registrant, dated December 2, 2024.		8-K	3.3	12/06/2024	001-42428
10.1	Executive Incentive Growth Acceleration Plan		10-Q	10.1	08/06/2026
10.2	Short-Term Incentive Plan		10-Q	10.2	08/06/2026
10.3	Offer Letter, dated as of November 22, 2016, by and between TechTarget, Inc. and Charles Rennick	X
10.4	Relationship Agreement for Employees, dated as of January 3, 2017, as amended, by and between TechTarget, Inc. and Charles Rennick	X
10.5	Employment Letter Agreement, dated as of February 5, 2024, by and between Informa Tech LLC and Bill Morelli	X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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

TECHTARGET, INC.

Date:	November 6, 2026	By:	/s/ Gary Nugent
Gary Nugent
Chief Executive Officer and Director
(principal executive officer)

Date	November 6, 2026	By:	/s/ Daniel T. Noreck
Daniel T. Noreck
Chief Financial Officer and Treasury
(principal financial and accounting officer)